Form 10-Q
period 1996-03-31
GORAN CAPITAL INC
filed 1996-05-15
CIK 925600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended March 31, 1996

                    Commission file number 000-24366

                             GORAN CAPITAL INC.
          (Exact name of registrant as specified in its charter)

CANADA                                                     Not Applicable
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                           181 University Avenue
                            Suite 1101 - Box 11
                      Toronto, Ontario Canada  M5H 3M7
                 (Address of principal executive offices)

  Registrant's telephone number, including area code    416 594-1155 (Canada)
                                                        317 259-6300 (USA)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X         No


As of March 31, 1996, there were 5,130,104 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                              Form 10-Q Index
                   For the Quarter Ended March 31, 1996
                                                                  Page
                                                                 Number

PART 1.  FINANCIAL INFORMATION

Item 1  Financial Statements. . . . . . . . . . . . . . . . . .    4

     Consolidated Financial Statements:
     Consolidated Balance Sheets at December 31, 1995
     and March 31, 1996. . . . . . . . . . . .  . . . . . . . .    5

     Consolidated Statements of Operations for the Three
     Months Ending March 31, 1996 and 1995. . . . . . . . . . .    6

     Consolidated Statements of Changes in Cash Resources
     for the Three Months Ending March 31, 1996 and 1995. . . .    7

     Notes to Consolidated Financial Statements . . . . . . . .    9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . .   12


PART 2.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .   14

     Consolidated Analysis of Earnings per Share - US GAAP. . .   15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .   16
                           GORAN CAPITAL INC.
                    PART 1 - FINANCIAL INFORMATION



ITEM 1  FINANCIAL STATEMENTS

     In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
(Canadian GAAP, stated in CDN $)
                                             March 31,         December 31,
                  ASSETS                       1996                1995
Cash and Investments                      $ 69,658,730        $ 74,220,053

Investments, held in trust                           0                   0

Accounts Receivable
     Premiums receivable                    22,434,882          15,335,827
     Due from insurance companies           33,649,236          47,559,037
     Due from associated companies             539,119                   0
     Accrued and other receivables           3,089,797           1,681,132
               Sub-total                    59,713,034          64,575,996

Capital Assets                               3,476,559           2,850,614
Other Assets                                 4,385,163           1,934,676
Deferred policy acquisition costs            9,333,895          10,431,122
Deferred income taxes                           75,000             100,000
Goodwill                                             0                   0
               Total Assets               $146,642,381        $154,112,461

                  LIABILITIES

Accounts Payable
     Due to insurance companies           $  2,722,209        $  2,711,807
     Due to associated companies                     0             257,114
     Accrued and other payables             11,015,142          11,345,581
               Sub-total                    13,737,351          14,314,502

Outstanding claims                          58,956,116          62,783,211
Unearned premiums                           37,945,233          36,717,588
Bank loans                                     343,500           7,933,176
Subordinated Debenture                      15,132,250          15,132,250
Minority interest in subsidiary                      0                   0
               Total Liabilities          $126,114,450        $136,880,727

                  SHAREHOLDERS' EQUITY

Capital stock                             $ 23,258,520        $ 23,037,645
Deficit                                     (2,665,074)         (5,681,921)
Cumulative translation adjustment              (65,515)           (123,990)
               Total Shareholders' Equity $ 20,527,931        $ 17,231,734

               Total Liabilities and
               Shareholders' Equity        $146,642,381        $154,112,461

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDING
(Canadian GAAP, Stated in CDN $)
                                         March 31,            March 31,
                                           1996                 1995
Gross premium revenue                 $ 56,710,336           $50,370,720

Net premiums earned                     33,568,019            21,501,260
Net investment and other income          2,003,334             1,784,029

             Total Revenue            $ 35,571,353           $23,285,289

Net claims incurred                     22,723,093            13,960,848
General and administrative expenses      8,204,747             6,222,607
Interest expense                           461,467               411,214

             Total Expenses           $ 31,389,307           $20,594,669

Income before undernoted items           4,182,046             2,690,620

Unusual Items                                    0                     0
Provision for income taxes               1,165,199               930,719
Minority interest                                0                 4,221

             Net Income               $  3,016,847           $ 1,755,680


Earnings per share - basic            $       0.59           $      0.36

Earnings per share - fully diluted    $       0.55           $      0.34


                 See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
CASH RESOURCES FOR THE THREE MONTHS ENDING
(Canadian GAAP, stated in CDN $)
                                           March 31,            March 31,
                                             1996                 1995
CASH PROVIDED BY OPERATING ACTIVITIES
Net income for the period                 $3,016,847          $1,755,680
Items not affecting cash resources:
  Amortization                                40,347              25,192
  Loss (gain) on disposal of investments     (48,783)             86,755
  Minority interest in net income of
    consolidated subsidiary                        0             (15,449)
  Decrease (increase) in accounts
    receivable                             4,862,962          (4,372,486)
  Decrease (increase) in other assets     (2,450,487)             40,180
  Decrease (increase) in deferred
    policy acquisition costs               1,097,227            (515,867)
  Decrease (increase) in deferred
    income taxes                              25,000              50,000
  Increase (decrease) in accounts
    payable                                 (577,151)          4,690,870
  Increase (decrease) in unearned
    premiums                               1,227,645           3,417,439
  Increase (decrease) in outstanding
    losses                                (3,827,095)         (2,935,168)
                  Sub-total                3,366,512          $2,227,146

FINANCING ACTIVITIES
  Increase (reduction) of borrowed funds  (7,589,676)         (2,533,950)
  Issue of share capital                     220,875             210,000
                  Sub-total               (7,368,801)         (2,323,950)

INVESTING ACTIVITIES
  Net purchase of marketable securities   (4,150,287)         (3,840,235)
  Net purchase of capital assets             652,650            (582,400)
                  Sub-total               (3,497,637)         (4,422,635)

Effect of exchange rate changes on
  cash resources                              58,475             (18,455)

Change in cash resources during the year  (7,441,451)         (4,537,984)
Cash resources, beginning of year         14,488,905          10,644,636
Cash resources, end of year                7,047,454           6,106,742
Cash resources are comprised of:
  Cash                                    (1,883,398)         (1,947,637)
  Short-term investments                   8,930,852           8,054,379
                  Sub-total                7,047,454           6,106,742

UNAUDITED CONSOLIDATED STATEMENT OF DEFICIT
(Canadian GAAP, stated in CDN $)
                                           March 31,            March 31,
                                             1996                 1995
Deficit, beginning of year               $(5,681,921)        ($15,523,250)
Net income for the year                  $ 3,016,847            1,755,680
Deficit, end of year                     $(2,665,074)        ($13,767,570)

                              GORAN CAPITAL INC.

          CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                 For the Three Months Ended March 31, 1996
         (All amounts in Canadian dollars unless otherwise stated)

The unaudited consolidated financial statements should be read in conjunction with the following notes, with the Company's Annual Report on Form 10-K for 1995 and with the Company's quarterly report on Form 10-Q for the quarters ended September 30, 1995 and June 30, 1995. In the opinion of management, the financial information reflects all adjustments which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim period. The results for the three months ended March, 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

NOTE 1 - BASIS OF ACCOUNTING

These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada (CDN GAAP). These principles also conform in all material respects with accounting principles generally accepted in the United States (US GAAP) except as disclosed in Note 4.

NOTE 2 - REINSURANCE

The effects of reinsurance on the Company's premiums and claims incurred are as follows:

                    For The Three Months Ended:      For The Three Months Ended:
                    March 31, 1996                   March 31, 1995
Premiums            Written        Earned            Written        Earned
  Gross             $56,710,336    $65,651,278       $50,370,270    $38,263,601
  Ceded             (22,018,325)   (32,083,259)      (25,577,610)   (16,762,341)
  Net               $34,692,011    $33,568,019       $24,792,660    $21,501,260

Claims Incurred:
  Gross                            $39,798,344                      $21,647,694
  Ceded                            (17,075,251)                      (7,686,846)
  Net                              $22,723,093                      $13,960,848

The effects of reinsurance on the Company's unearned premiums and outstanding claims are as follows:

                                As at                      As at
                            March 31, 1996           December 31, 1995
Unearned Premiums:
  Gross                      $ 71,892,621              $ 45,268,401
  Ceded                       (33,947,388)               (8,550,813)
  Net                        $ 37,945,233              $ 36,717,588

Outstanding Claims:
  Gross                      $103,825,470              $119,666,323
  Ceded                       (44,869,354)              (56,883,112)
  Net                        $ 58,956,116              $ 62,783,211

NOTE 3 - CAPITAL STOCK

For the three months ended March 31, 1996 and for the twelve months ended December 31, 1995, 69,875 common shares and 141,450 common shares, respectively were issued by the Company pursuant to warrants previously issued to debenture holders and pursuant to an established Company Employee Stock Option Plan.

NOTE 4 - UNITED STATES ACCOUNTING PRINCIPLES

These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. The differences between CDN GAAP and US GAAP are as follows:

                                       As At                        As At
                                  March 31, 1996               March 31, 1995
Net Income - CDN GAAP              $ 3,016,847                  $ 1,755,680
US/CANADA GAAP Differences
  Deferred Income Taxes            $    28,397                  $   157,000
  Net Income - US GAAP             $ 3,045,244                  $ 1,912,680

Primary and Fully Diluted
Earnings Per Share - US GAAP       $      0.54                  $      0.35

                                       As At                        As At
                                  March 31, 1996               March 31, 1995

Assets - CDN GAAP                  $146,642,381                 $134,943,684
US/CANADA GAAP Differences
Loans to Purchase Shares               (769,000)                    (825,000)
Deferred Income Taxes                 2,060,397                    2,601,000
Outstanding Claims Ceded             44,869,354                            0
Unearned Premiums Ceded              33,947,388                            0
Unrealized Loss on Investment          (111,387)                  (1,311,000)
Assets - US GAAP                   $226,639,132                 $135,408,684

Shareholders' Equity - CDN GAAP    $ 20,527,931                 $  9,055,412
US/CANADA GAAP Differences
Deferred Income Taxes                 2,060,397                    2,601,000
Discounting on Claims                (1,812,000)                  (1,591,000)
Loans to Purchase Shares               (769,000)                    (825,000)
Unrealized Loss on Investment          (111,387)                  (1,311,000)
Shareholders' Equity - US GAAP     $ 19,895,941                 $  7,929,412


NOTE 5 - CONTINGENT LIABILITY

One of the Company's subsidiaries, IGF Insurance Company ("IGF"), is the administrator of a run-off book of business. The Federal Crop Insurance
Corporation ("FCIC") has requested that IGF take responsibility for the claim liabilities of these policies under its administration. IGF has requested reimbursement of certain expenses from the FCIC with respect to this run-off activity. IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 million (US) as reimbursement for these expenses. The FCIC has counterclaimed for approximately $1.2 million (US) in claims that FCIC contends IGF is responsible for as successor to the run-off book of business. While the final result of this lawsuit cannot be predicted with certainty, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on the financial condition of the Company.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's total assets of $146,642,381 at March 31, 1996 decreased slightly from the $154,112,461 total as of December 31, 1995. The decrease is principally due to decreases in cash and Accounts Receivables (primarily from other insurance companies)due to settlement of claims and collection of amounts due to the Company, respectively.

The Company's total liabilities as of March 31, 1996 of $126,114,450 are down as well from the total liabilities as of December 31, 1995 of $136,880,727. This decrease in total liabilities is attributed to a reduction in Accounts Payable and Outstanding Claims, which together are approximately $5,700,000 less than at December 31, 1995 and a decrease in bank loans payable of approximately $7.6 million. Unearned premiums increased approximately $1.2 million for the period ended March 31, 1996 compared to December 31, 1995. The Company's indebtedness was reduced as a result of payments made during the first quarter of 1996.

The invested assets of the Company are $69,658,730 as of March 31, 1996, down from $74,220,053 at December 31, 1995.

RESULTS OF OPERATIONS

For the three months ending March 31, 1996, the Company recorded net income of $3,016,847 or $0.59 per share. This is an approximately 72% increase from 1995 first quarter net income of $1,755,680 or $0.36 per share. The improved earnings were attributed to strong profits generated by the crop business, which continues to perform well on the heels of its record 1995 performance.

The increase in IGF's volume in earnings in the first quarter continue to outpace its performance of the same quarter of 1995 due to the positive impact of the Freedom to Farm bill and an increased market share which has resulted from management's sales efforts. Approximately 35% of IGF's estimated annual sales and a minority of its earnings are recorded early in a calendar year, although the bulk of applications for policies are received during this period.
Total acreage planted (and thus billed premium) will only be finalized in the second and third quarters, but higher grain, corn and soy bean prices have resulted in farmers planting significantly increased acreage in 1996 as opposed to 1995.

Granite Reinsurance Company Ltd. ("Granite Re"), a wholly owned Goran subsidiary, performed well during the first quarter of 1996 even though it canceled its largest 1995 quota share agreement.

Gross premiums written increased to $56,710,336 for the first quarter of 1996.
This reflects an increase of approximately 12.6% for gross premiums in the corresponding period in 1995 of $50,370,720. Net premiums earned have increased approximately 56% to $33,568,019 for the first quarter of 1996 from $21,501,260 for the first quarter of 1995. Total revenue for the first quarter of 1996 of $35,571,353 is up approximately 53% from $23,285,289 for the first quarter of 1995. In addition to the rapidly growing crop business, the performance of Goran's non-standard automobile business (Pafco General Insurance Company) has strengthened to date in 1996 as management has been successful in improving
Pafco's loss ratios from 1995 levels. Additionally, Pafco now retains 100% of its business as compared to 1995 when it reinsured 25% through quota share reinsurance. Net claims incurred is $22,723,093 or 67.7% of net premium earned for the first quarter of 1996 versus $13,960,848 or 64.9% of net premium earned for the corresponding period of 1995. Operating expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and corresponding reductions in reinsurance commission income. Operating expenses rose to $8,204,747 or 24.4% of net premium earned in the first quarter of 1996 compared to $6,222,607 or 28.9% of net premium earned in the corresponding period of 1995. There is a disproportionate relationship between increased operating expenses and increased net retention of business.

Goran's shareholders equity grew from $9,055,412 at March 31, 1995 to $20,527,927 at March 31, 1996. The long term debt to equity ratio has substantially improved during the last year as long term debt was reduced by $1,995,750 and operating profits increased shareholders' equity. Long term debt to equity was 1.9 to 1 at March 31, 1995 and .74 to 1 at March 31, 1996.
PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
              One of the Company's subsidiaries, IGF Insurance Company ("IGF"), is the administrator of a run-off book of business. The
              Federal Crop Insurance Corporation ("FCIC") has requested that IGF take responsibility for the claim liabilities of these policies under its administration. IGF has requested reimbursement of certain expenses from the FCIC with respect to this run-off activity. IGF instituted litigation against the FCIC on March
              23, 1995 in the United States District Court for the Southern
              District of Iowa seeking $4.3 million (US) as reimbursement for these expenses. The FCIC has counterclaimed for approximately
              $1.2 million (U.S.) in claims that FCIC contends IGF is responsible for as successor to the run-off book of business.
              While the final result of this litigation cannot be predicted with certainty, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on the financial condition of the Company.

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits
                         11.01 computation of earnings per share in accordance with United States Generally Accepted Accounting
                         Principles.

                    (b)  Reports on Form 8-K
                         The Company filed a Form 8-K on February 9, 1996 announcing the agreement to forma non-standard auto insurance joint venture with investment funds affiliated with Goldman Sachs, as well as the execution of an agreement for such joint venture to acquire, subject to regulatory approval, Superior
                         Insurance Company and subsidiaries.

GORAN CAPITAL INC.                                               Exhibit 11.01
CONSOLIDATED ANALYSIS OF EARNINGS PER SHARE - U.S. GAAP
FOR THE THREE MONTHS ENDING
                                          March 31,          March 31,
                                            1996               1995
TSE Trading Activity:

Period Covered                           Jan - March       Jan - March
Volume Number                               610,151           501,515
Value (CDN $)                            $9,576,192        $3,702,113
Average Price (CDN$)                     $    15.69        $     7.38

****************
Proceeds from Exercise
  of Warrants and
  Options (CDN $)                        $1,636,614        $2,063,395

Shares Repurchased - Treasury               104,278           279,521

Shares Outstanding - Weighted Average     5,085,046         4,941,668

Add:  Option & Warrants Outstanding         704,160           845,485

Less Treasury Method - Shares
  Repurchase                               (104,278)         (279,521)

Shares Outstanding for US GAAP Purpose    5,684,928         5,507,632

Net Earnings in Accordance with US GAAP   3,045,244         1,912,680

Earnings Per Share - US GAAP
  (Primary and Fully Diluted)            $     0.54        $     0.35

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  May 15, 1996                              By:   /s/ Alan G. Symons
                                                  President





Dated:  May 15, 1996                              By:   /s/ Bruce K. Dwyer
                                                  Vice President, Treasurer and
                                                  Chief Accounting Officer