Form 10-Q
period 1996-06-30
GORAN CAPITAL INC
filed 1996-08-14
CIK 925600

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For The Quarterly Period Ended June 30, 1996

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

  Registrant's telephone number, including area code    416 594-1155 (Canada)
                                                        317 259-6400 (USA)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes       X         No


As of June 30, 1996, there were 5,332,062 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                              Form 10-Q Index
                   For the Quarter Ended June 30, 1996
                                                                  Page
                                                                 Number

PART 1.  FINANCIAL INFORMATION

Item 1  Financial Statements. . . . . . . . . . . . . . . . . .     3

     Consolidated Financial Statements:
     Consolidated Balance Sheets at December 31, 1995
     and June 30, 1996 . . . . . . . . . . . .  . . . . . . . .     4

     Consolidated Statements of Operations for the Three and
     Six Months Ending June 30, 1996 and 1995 . . . . . . . . .     5, 6

     Consolidated Statements of Changes in Cash Resources
     for the Six Months Ending June 30, 1996 and 1995. . . . .      7

     Notes to Consolidated Financial Statements . . . . . . . .     9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . .     13


PART 2.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .     17

     Consolidated Analysis of Earnings per Share - US GAAP. . .     18


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     19

                           GORAN CAPITAL INC.
                    PART 1 - FINANCIAL INFORMATION



ITEM 1  FINANCIAL STATEMENTS

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited.

GORAN CAPITAL INC.
CONSOLIDATED BALANCE SHEET
(Canadian GAAP, stated in US $)
                                           (Unaudited)
                                             June 30,          December 31,
                  ASSETS                       1996                1995
Cash and Investments                      $183,633,992        $ 54,365,700

Accounts Receivable
     Premiums receivable                    60,361,735          11,233,392
     Due from insurance companies           27,929,446          34,836,681
     Due from associated companies             393,421                   0
     Accrued and other receivables           2,580,967           1,231,418
               Sub-total                    91,265,569          47,301,491

Capital Assets                               4,312,692           2,088,056
Other Assets                                 5,432,550           1,417,137
Deferred policy acquisition costs           15,190,593           7,640,728
Deferred income taxes                           36,520              73,249
Goodwill                                     3,140,320                   0
               Total Assets               $303,012,235        $112,886,362

                  LIABILITIES

Accounts Payable
     Due to insurance companies           $          0        $  1,986,381
     Due to associated companies                     0             188,334
     Accrued and other payables             20,677,821           8,310,563
               Sub-total                  $ 20,677,821          10,485,278

Outstanding claims                        $ 95,583,356          45,988,288
Unearned premiums                           79,973,966          26,895,391
Bank loans                                  55,750,000           5,810,999
Subordinated Debenture                      11,052,699          11,084,273
Minority interest in subsidiary             21,598,376                   0
               Total Liabilities          $284,636,219        $100,264,230

                  SHAREHOLDERS' EQUITY

Capital stock                             $ 17,227,238        $ 16,874,923
Retained Earnings (deficit)                  1,488,084          (3,895,014)
Cumulative translation adjustment             (339,306)           (357,777)
               Total Shareholders' Equity $ 18,376,016        $ 12,622,132

               Total Liabilities and
               Shareholders' Equity       $303,012,235        $112,886,362
/TABLE

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDING
(Canadian GAAP, Stated in US $)
                                         June 30,             June 30,
                                           1996                 1995
Gross premium revenue                 $109,859,879          $ 50,244,266

Net premiums earned                     51,072,513            19,379,790
Net investment and other income          5,599,771             1,977,457

             Total Revenue            $ 56,672,285          $ 21,357,247

Net claims incurred                     39,951,261            13,790,488
General and administrative expenses     10,763,139             4,782,850
Interest expense                         1,401,585               427,696

             Total Expenses           $ 52,115,985          $ 19,001,034

Income before undernoted items           4,556,300             2,356,213

Provision for income taxes                 978,351               465,538
Minority interest                          398,376                 1,488

             Net Income               $  3,179,573          $  1,889,187


Earnings per share - basic            $       0.61          $       0.38

Earnings per share - fully diluted    $       0.56          $       0.33


                 See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDING
(Canadian GAAP, Stated in US $)
                                         June 30,             June 30,
                                           1996                 1995
Gross premium revenue                 $151,281,496           $86,046,896

Net premiums earned                     75,590,824            34,662,511
Net investment and other income          7,063,020             3,245,514

             Total Revenue            $ 82,653,844           $37,908,025

Net claims incurred                     56,548,363            23,713,615
General and administrative expenses     16,755,942             9,205,771
Interest expense                         1,738,644               719,980

             Total Expenses           $ 75,042,949           $33,639,366

Income before undernoted items           7,610,895             4,268,659

Provision for income taxes               1,829,421             1,127,077
Minority interest                          398,376                 4,488

             Net Income               $  5,383,098           $ 3,137,094


Earnings per share - basic            $       1.04           $      0.63

Earnings per share - fully diluted    $       0.96           $      0.57


                 See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN
CASH RESOURCES FOR THE SIX MONTHS ENDING
(Canadian GAAP, stated in US $)
                                            June 30,            June 30,
                                             1996                 1995
CASH PROVIDED BY OPERATING ACTIVITIES
Net income for the period                 $ 5,383,098        $ 3,137,094
Items not affecting cash resources:
  Amortization                                155,152             74,599
  Loss (gain) on disposal of investments   (2,208,002)           (19,760)
  Minority interest in net income of
    consolidated subsidiary                   398,376             (9,032)
  Decrease (increase) in accounts
    receivable                             (8,875,820)       (31,046,013)
  Decrease (increase) in other assets      (2,038,449)           213,320
  Decrease (increase) in deferred
    policy acquisition costs                  353,369           (909,503)
  Decrease (increase) in deferred
    income taxes                               36,520             72,860
  Increase (decrease) in accounts
    payable                                  (640,589)        10,202,755
  Increase (decrease) in unearned
    premiums                                7,875,189          9,471,091
  Increase (decrease) in outstanding
    losses                                  5,303,070         10,147,334
                  Sub-total               $ 5,741,915        $ 1,334,743

FINANCING ACTIVITIES
  Increase (reduction) of borrowed
    funds                                 $49,955,554        $(1,433,718)
  Increase (decrease) in minority
    interest                               21,200,670                  0
  Issue of share capital                      400,384            264,372
                  Sub-total               $71,556,608        $(1,169,346)

INVESTING ACTIVITIES
  Net purchase of marketable
    securities                           $(12,895,528)       $  (381,173)
  Acquisition of Subsidiary               (66,389,000)
  Net purchase of capital assets             (536,098)          (554,827)
                  Sub-total              $(79,820,627)       $  (936,000)

Effect of exchange rate changes on
  cash resources                          $   (51,897)       $   108,815

Change in cash resources during the year  $(2,574,000)       $  (661,788)
Cash resources, beginning of year         $10,613,027        $ 7,588,135
Cash resources, end of year               $ 8,039,027        $ 6,926,347

Cash resources are comprised of:
  Cash                                    $    77,070        $(1,265,502)
  Short-term investments                    7,961,957          8,191,848
                  Sub-total               $ 8,039,027        $ 6,926,347

UNAUDITED CONSOLIDATED STATEMENT OF RETAINED EARNINGS (DEFICIT)
(Canadian GAAP, stated in US $)
                                            June 30,            June 30,
                                             1996                 1995
Retained Earnings (deficit)
  beginning of year                      $ (3,895,014)       $(11,065,904)
Net income for the year                  $  5,383,098        $  3,137,094
Retained Earnings (deficit)
  end of year                            $  1,488,084        $ (7,928,810)

                              GORAN CAPITAL INC.

          CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                 For the Three and Six Months Ended June 30, 1996
           (All amounts in Canadian dollars unless otherwise stated)


NOTE 1 - BASIS OF PRESENTATION

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of Goran Capital Inc. and its wholly-owned subsidiaries, Symons International Group, Inc. (and its subsidiaries IGF Insurance Company, Pafco General Insurance Company and Superior Insurance Company), Granite Reinsurance Company Ltd., Granite Insurance Company and Symons International Group - Florida.
The consolidated condensed interim financial statements have been prepared in accordance with Form 10-Q specifications and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada (CDN GAAP). These principles also conform in all material respects with accounting principles generally accepted in the United States (US GAAP) except as disclosed in Note 5.

NOTE 2 - ACQUISITION, FORMATION OF SUBSIDIARY AND PUBLIC OFFERING

In January, 1996 Pafco General Insurance Company adopted a Plan of Reorganization whereby it would transfer its wholly owned subsidiary, IGF Insurance Company, to Pafco General Insurance Company's parent, Symons International Group, Inc. This process was actually begun in early 1994 as Pafco General Insurance Company began responding to the requirements of various insurance regulatory bodies to remove its investment in IGF Insurance Company from its admitted asset base. Over the course of the next 18 months, Pafco General Insurance Company attempted to gain regulatory approval for a number of different methodologies to separate its investment in IGF Insurance Company. After adoption of the Plan of Reorganization in January, 1996, Pafco General Insurance Company formed a wholly owned subsidiary, IGF Holdings, Inc. and formally submitted the Plan of Reorganization to the Indiana Department of Insurance for regulatory approval. Once regulatory approval was obtained from the Indiana Department of Insurance on April 26, 1996, Pafco General Insurance Company completed the steps in the Plan by transferring the outstanding shares of capital stock of IGF Insurance Company to IGF Holdings, Inc. IGF Holdings, Inc., in turn, made a distribution to Pafco General Insurance Company of $7.5 Million in cash and a subordinated promissory note in the principle amount of $3.5 Million. Subsequent to that distribution, Pafco General Insurance Company then completed the steps in the Plan by transferring the outstanding capital stock of IGF Holdings, Inc. to Pafco General Insurance Company's parent, Symons International Group, Inc.

Symons International Group, Inc. purchased Superior Insurance Company ("Superior") from Interfinancial, Inc. on April 30, 1996 for a purchase price of approximately $66 Million, resulting in goodwill on the transaction of approximately $3.2 Million. Simultaneously with the execution of the Superior purchase agreement, Goran Capital Inc., Symons International Group, Inc., GGS Management Holdings, Inc. and GS Capital Partners II, L.P., a Delaware limited partnership, entered into an agreement (the "GGS Agreement") to capitalize GGS Management Holdings, Inc. and to cause GGS Management Holdings, Inc. to issue its capital stock to Symons International Group, Inc. and to various funds affiliated with Goldman Sachs & Co., (collectively, "GS Funds"), so as to give Symons International Group, Inc. a 52% ownership interest and the GS Funds a 48% ownership interest. Pursuant to the GGS Agreement, (a) Symons International Group, Inc. contributed to GGS Management Holdings, Inc. (i) Pafco General Insurance Company common stock with a book value determined in accordance with US GAAP of at least $15.3 Million as reflected on an audited post-closing balance sheet of Pafco General Insurance Company, (ii) its right to acquire Superior Insurance Company pursuant to the Superior purchase agreement and (iii) certain fixed assets, including office furniture and equipment, having a value of approximately $350,000 and (b) the GS Funds contributed to GGS Management Holdings, Inc. $21.2 Million in cash.

On July 30, 1996 Symons International Group, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to effectuate an initial public offering of 30% of Symons International Group, Inc.'s common stock. The proceeds of the offering will be used to increase the capitalization of IGF Insurance Company, repay certain indebtedness of Symons International Group, Inc., including certain amounts owed to the Company, and pay the Company a dividend.

NOTE 3 - REINSURANCE

Effective January 1, 1996 reinsurance is placed as follows: For the nonstandard automobile segment, the Company only purchases excess of loss and catastrophic protections which result in minimal ceded premiums in proportion to gross written premiums. For the crop segment, the Company reinsures to the federal government FCIC program a significant portion of its MPCI business and the Company reinsures stop loss to third party reinsurers on MPCI crop hail.

The effects of reinsurance on the Company's premiums and claims incurred are as follows:

                For The Three Months Ended:      For The Three Months Ended:
                    June 30, 1996                    June 30, 1995
Premiums            Written        Earned            Written       Earned
  Gross         $ 109,859,879    $  95,350,334       $50,244,266   $48,702,795
  Ceded           (52,095,108)     (44,277,821)      (23,591,997)  (29,323,005)
  Net           $  57,764,771    $  51,072,513       $26,652,269   $19,379,790

Claims Incurred:
  Gross                   $ 49,368,258                     $19,304,554
  Ceded                     (9,416,997)                     (5,514,066)
  Net                     $ 39,951,261                     $13,790,488

                    For The Six Months Ended:        For The Six Months Ended:
                         June 30, 1996                    June 30, 1995
Premiums            Written        Earned            Written        Earned
  Gross          $151,281,496   $143,302,477         $86,046,896   $75,899,896
  Ceded           (68,177,443)   (67,711,653)        (41,772,436)  (41,237,385)
  Net            $ 83,104,053   $ 75,590,824         $44,274,460   $34,662,511

Claims Incurred:
  Gross                   $78,437,241                      $34,691,358
  Ceded                   (21,888,877)                     (10,977,742)
  Net                     $56,548,363                      $23,713,615

The effects of reinsurance on the Company's unearned premiums and outstanding claims are as follows:

                                As at                      As at
                            June 30, 1996            December 31, 1995
Unearned Premiums:
  Gross                     $122,380,607              $ 33,158,805
  Ceded                      (42,406,641)               (6,263,414)
  Net                       $ 79,973,966              $ 26,895,391

Outstanding Claims:
  Gross                     $119,212,982              $ 87,654,793
  Ceded                      (23,629,626)              (41,666,505)
  Net                       $ 95,583,356              $ 45,988,288
/TABLE

NOTE 4 - CAPITAL STOCK

For the three and six months ended June 30, 1996, 201,958 common shares and 271,833 common shares, respectively, were issued by the Company pursuant to warrants previously issued to debenture holders and pursuant to an established Company Employee Stock Option Plan.

NOTE 5 - UNITED STATES ACCOUNTING PRINCIPLES

These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. The differences between CDN GAAP and US GAAP are as follows:

                                       As At                        As At
                                   June 30, 1996                June 30, 1995
Net Income - CDN GAAP              $  5,383,098                 $  3,137,094
US/CANADA GAAP Differences
  Deferred Income Taxes            $   (637,226)                $    165,575
Net Income - US GAAP               $  4,745,872                 $  3,302,669

Earnings Per Share - US GAAP       $       0.85                 $       0.60

Assets - CDN GAAP                  $303,012,235                 $126,199,738
US/CANADA GAAP Differences
  Loans to Purchase Shares             (561,683)                    (601,093)
  Outstanding Claims Ceded           23,629,626                   10,976,945
  Unearned Premiums Ceded            42,406,641                    8,452,138
  Deferred Income Taxes               2,176,047                    1,948,270
  Unrealized Loss on Investment        (339,046)                    (563,206)
Assets - US GAAP                   $370,323,820                 $146,412,792

Shareholders' Equity - CDN GAAP    $ 18,376,016                 $  8,521,213
US/CANADA GAAP Differences
  Deferred Income Taxes               2,176,047                    1,948,270
  Discounting on Claims              (1,323,497)                  (1,159,199)
  Loans to Purchase Shares             (561,683)                    (601,093)
  Unrealized Loss on Investment        (339,046)                    (563,206)
Shareholders' Equity - US GAAP     $ 18,327,837                 $  8,145,985

NOTE 6- CONTINGENT LIABILITY

One of the Company's subsidiaries, IGF Insurance Company ("IGF"), is the administrator of a run-off book of business. The Federal Crop Insurance Corporation ("FCIC") has requested that IGF take responsibility for the claims liabilities of these policies under its administration. IGF has requested reimbursement of certain expenses from the FCIC with respect to this run-off activity. IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 million (US) as reimbursement for these expenses. The FCIC has counterclaimed for approximately $1.2 million (US) in claims payments for which FCIC contends IGF is responsible for as successor to the run-off book of business. While the final result of this lawsuit cannot be predicted with certainty, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on the financial condition of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross premium revenue increased 118.7% to $109,859,879 for the three months ended June 30, 1996 from $50,244,266 for the comparable period in the prior year, and increased 75.8% to $151,281,496 for the six months ended June 30, 1996 from $86,046,896 for the comparable period in the prior year. Net income increased 68.3% to $3,179,573 from $1,889,187 for the three months ended June 30, 1996 and increased 71.6% to $5,383,098 from $3,137,094 for the six months ended June 30, 1996. Earnings per share increased to $0.61 from $0.38 for three months and to $1.04 from $0.63 for the six month period ending June 30, 1996. Results of operations in 1996 include the results of Superior
Insurance Company since the acquisition on April 30, 1996. The results also reflect the 48% minority interest in the nonstandard automobile segment beginning May 1, 1996, of the GS Funds.

The nonstandard automobile segment, Pafco General Insurance Company and Superior Insurance Company, is experiencing growth and improved profitability through implementation of new management techniques and operational efficiencies. The combined ratio of the nonstandard automobile segment has decreased to 100.6% for the six months ended June 30, 1996 from 103.2% for the comparable period in the prior year, while premium volume has for the six months ended June 30, 1996 increased 217% from the comparable period in the prior year, including a 129% increase due to the acquisition of Superior Insurance Company, as a result of improved service to the agent,introduction of new products and cost efficiencies through consolidation.

The crop insurance segment, IGF Insurance Company, has increased its gross business for the six months ended June 30, 1996 by 67.6% from the comparable period of the prior year as a result of larger market share, an increase in its agency force and the products offered to the farming community developed exclusively by IGF Insurance Company. This increased volume has generated a broader geographic spread of risk which reduces exposure. Although underwriting results for winter wheat crops were adversely affected by drought conditions, these losses were offset, in part, by unusually good results from Florida citrus crops. Additionally, weather conditions for summer crops in most growing areas where IGF Insurance Company markets its products have been favorable. The next main peril in the MPCI crop year is freeze. Volume for hail business for the six months ended June 30, 1996 has increased 47% from the comparable period of the prior year and the year-to-date loss ratio is below historic results although final crop year results have not been determined.

The reinsurance division, Granite Reinsurance Company Ltd., is benefiting from the growth in the Florida book of business as it now reinsures 100% of the Company's Florida business.

Shareholders' equity increased to $18,376,016 at June 30, 1996 from $12,622,132 at December 31, 1995.

RESULTS OF OPERATIONS

For the three and six months ending June 30, 1996, the Company recorded net income of $3,179,573 and $5,383,098 or $0.61 and $1.04 per share. This is approximately a 68.3% and 71.6% increase from 1995 comparable amounts of $1,889,187 and $3,137,094 or $0.38 and $0.63 per share. The improved earnings were attributed to substantial improvement in the results of the nonstandard automobile segment and continued growth and profit in the crop segment. The nonstandard automobile segment demonstrated significant improvement due to the acquisition of Superior Insurance Company and improved results from Pafco General Insurance Company. This segment has premium growth of 217% for the six months ended June 30, 1996 as compared to the corresponding period of the prior year through marketing and product enhancements and improved loss and expense ratios from operational innovations and effective claims management.

Changes in gross premium revenue for the three and six months ended June 30, 1996 and 1995 are as follows:

                                  Three Months Ended June 30
                            1996         1995          Increase       Percentage
                                                      (Decrease)
Nonstandard Automobile   $ 48,499,878  $ 8,136,987   $40,362,891       496.04%
Crop                       59,551,893   34,812,399    24,739,494        71.07%
Other                       1,808,108    7,294,880    (7,113,560)      (75.21%)
         Total           $109,859,879  $50,244,266   $59,615,613       118.65%

                                    Six Months Ended June 30
                            1996         1995          Increase       Percentage
                                                      (Decrease)
Nonstandard Automobile   $ 60,351,889  $19,522,602   $40,829,287       209.14%
Crop                       84,867,738   50,648,379    34,219,359        67.56%
Other                       6,061,869   15,875,915    (9,814,046)      (61.82%)
         Total           $151,281,496  $86,046,896   $65,234,600        75.81%

Changes in net premiums earned for the three and six months ended June 30, 1996 and 1995 are as follows:

                                  Three Months Ended June 30
                            1996         1995          Increase      Percentage
                                                      (Decrease)
Nonstandard Automobile   $39,218,078   $ 6,414,096   $32,803,982       511.44%
Crop                       6,062,138     8,431,962    (2,369,824)      (28.11%)
Other                      5,792,297     4,533,732     1,258,565        27.76%
         Total           $51,072,513   $19,379,790   $31,692,723       163.53%
/TABLE

                                    Six Months Ended June 30
                            1996         1995          Increase      Percentage
                                                      (Decrease)
Nonstandard Automobile   $52,844,012   $14,324,951   $38,519,061       268.89%
Crop                       6,221,781     8,464,149    (2,242,368)      (26.49%)
Other                     16,525,031   $11,873,411     4,651,620        39.18%
         Total           $75,590,824   $34,662,511   $40,928,313       118.08%

Increases in gross premium revenue and net premiums earned for the nonstandard automobile segment for the six months ended June 30, 1996 include $25,202,196 and $23,428,791 due to the acquisition of Superior Insurance Company as of April 30, 1996. Gross premium revenue in 1996 grew 61% and 44% for Superior Insurance Company and Pafco General Insurance Company, respectively, due to better management, improved service and multi-tier marketing. These same factors, coupled with the elimination of the quota share reinsurance effective January 1, 1996, led to growth in net premiums earned.

Increases in gross premium revenue for crop insurance for the three and six months ended June 30, 1996 is due to improved marketing of products to farmers electing higher crop price levels to be insured under MPCI buy-up coverages, an increase in MPCI policies in force and the introduction of a new product called Crop Reserve Coverage ("CRC"). During the six months ended June 30, 1996, this program was available for corn and soybeans in all counties in Iowa and Nebraska. The FCIC subsequently announced this program will be available for winter wheat in seven new states.

Decreases in gross premium revenue for the other business is due to the cessation of the quota share treaty reinsured through Granite Reinsurance Company Ltd. The treaty will continue to run-off, resulting in earned premiums until completion of the run-off.

Net investment and other income increased $3,622,314 and $3,817,506 for the three and six months ended June 30, 1996 as compared to the corresponding periods of the prior year. Such increase was due to increased billing fees of $310,671 and $1,696,075 due primarily to the acquisition of Superior Insurance Company. The remaining increase was due to a combination of greater invested assets and a repositioning of the Company's investment portfolio, which included a realized gain of approximately $2,000,000 from the sale of equity securities acquired as part of the Superior Insurance Company acquisition.

Net claims incurred were $39,951,261 and $56,548,363 or 78.22% and 74.81% of net premiums earned for the three and six months ended June 30, 1996 versus $13,790,488 and $23,713,615 or 71.16% and 68.41% of net premiums earned for the corresponding period of 1995. The loss ratios for 1996 have increased over the prior year due to the substantial increase in the nonstandard automobile premium volume as a percentage of the total business written.

Operating expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and corresponding reductions in reinsurance commission income. Operating expenses rose to $10,763,139 and $16,755,942 or 21.07% and 22.17% of net premium earned for the three and six months ended June 30, 1996 compared to $4,782,850 and $9,205,771 or 24.68% and 26.56% of net
premium earned in the corresponding period of 1995. There is a disproportionate relationship between increased operating expenses and increased net retention of business. The expense ratio for the nonstandard automobile segment improved to 29.8% for the first six months of 1996 as compared to 33.2% in 1995 due to operational efficiencies and more effective management focus.

Due to the unique accounting for the crop insurance segment, operating expenses for the three and six months ended June 30, 1996 includes $13,885,000 and $21,077,000, as compared to comparable amounts of $7,245,000 and $11,000,000 for 1995 for buy-up expense reimbursement payments and MPCI underwriting gain.

Interest expense increased $973,889 and $1,018,664 for the three and six months ended June 30, 1996 as compared to the corresponding periods of the prior year due primarily to interest incurred since April 30, 1996 on the $48 Million of debt incurred to purchase Superior Insurance Company and the $7.5 Million IGF Holdings Note.

The Superior acquisition debt was tied to one month LIBOR through November 15, 1996 and was effectively fixed at 8.31% through an interest rate swap. The rate was subsequently converted to 3 month LIBOR and effectively fixed at 9.02% through July 30, 1997 through extension of the swap agreement.

Provisions for income taxes were 21.47% and 24.04% of pre-tax income for the three and six months ended June 30, 1996 as compared to 19.76% and 26.40% for the corresponding periods of the prior year.

FINANCIAL CONDITION

The Company's total assets of $303,012,235 at June 30, 1996 increased $190,125,873 from the $112,886,362 total as of December 31, 1995. This increase is principally due to the acquisition of Superior Insurance Company which had assets of $164 Million at the date of acquisition plus growth in business in the nonstandard automobile and crop segments.

The Company's total liabilities as of June 30, 1996 of $284,636,219 increased as well from the total liabilities as of December 31, 1995 of $100,264,230 due to the acquisition of Superior Insurance Company which had $101 Million of liabilities at the date of acquisition; the $48 Million in the Superior acquisition loan and the $21.6 Million minority interest.

The invested assets of the Company are $183,633,992 as of June 30, 1996, increasing from $54,365,700 at December 31, 1995 primarily due to $119 Million in invested assets acquired with Superior Insurance Company plus growth in business in the nonstandard automobile and crop segments.

Goran's shareholders equity grew from $12,622,132 at December 31, 1995 to $18,376,016 at June 30, 1996. The long term debt to equity ratio has increased during 1996 as long term debt was increased by $49,907,427 due to the acquisition of Superior Insurance Company. Long term debt to equity was 1.34 to 1 at December 31, 1995 and 3.64 to 1 at June 30, 1996. However, including minority interest as a component of equity reduces this ratio to 1.67 to 1.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              One of the Company's subsidiaries, IGF Insurance Company ("IGF"), is the administrator of a run-off book of business. The Federal Crop Insurance Corporation ("FCIC") has requested that IGF take responsibility for the claims liabilities of these policies under its administration. IGF has requested reimbursement of certain expenses from the FCIC with respect to this run-off activity. IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 million (US) as reimbursement for these expenses. The FCIC has counterclaimed for approximately $1.2 million (U.S.) in claims payments for which the FCIC contends IGF is responsible for as successor to the run-off book of business. While the final result of this litigation cannot be predicted with certainty, the Company believes that the final resolution of this lawsuit will not have a material adverse effect on the financial condition of the Company.

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

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits
                         11.01 computation of earnings per share in accordance with United States Generally Accepted Accounting Principles.

                    (b)  Reports on Form 8-K
                         (1) The Company filed a Form 8-K on February 9, 1996 announcing the agreement to form a non-standard auto insurance joint venture with investment funds affiliated with Goldman Sachs, as well as the execution of an agreement for such joint venture to acquire, subject to regulatory approval, Superior Insurance Company and subsidiaries.

                         (2) The Company filed Form 8-Ks on May 15, 1996, July 15, 1996 and July 31, 1996 relating to the formation of GGS Management Holdings, Inc. and the acquisition of Superior Insurance Company and related historical and pro-forma financial statements of businesses acquired.

GORAN CAPITAL INC.                                               Exhibit 11.01
CONSOLIDATED ANALYSIS OF EARNINGS PER SHARE - US GAAP
FOR THE SIX MONTHS ENDING
                                          June 30,           June 30,
                                            1996               1995
TSE Trading Activity:


Period Covered                           Jan - June        Jan - June
Volume Number                                934,384          716,905
Value (US $)                             $11,009,126       $3,851,419
Average Price (US $)                     $     11.78       $     5.37

****************

Proceeds from Exercise
  of Warrants and
  Options (US $)                         $   957,948       $1,366,522

Shares Repurchased - Treasury                 81,304          254,365

Shares Outstanding - Weighted Average      5,172,105        4,976,049

Add:  Option & Warrants Outstanding          502,202          794,535

Less Treasury Method - Shares
  Repurchase                                 (81,304)        (254,365)

Shares Outstanding for US GAAP Purpose     5,593,003        5,516,219

Net Earnings in Accordance with US GAAP    4,745,872        3,302,669

Earnings Per Share - US GAAP
  (Primary and Fully Diluted)            $      0.85       $     0.60

Earnings Per Share - CDN GAAP
  Basic                                  $      1.04       $     0.63
  Fully Diluted                          $      0.96       $     0.57

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: August 14, 1996                            By:________/s/_____________
                                                     Alan G. Symons
                                                     President





Dated: August 14, 1996                            By:________/s/_____________
                                                     Gary P. Hutchcraft
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer