Form 10-K/A
period 1996-12-31
GORAN CAPITAL INC
filed 1997-04-29
CIK 925600

FORM 10-K/A*
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   * Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1996

(MARK ONE)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1996.

(   )    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____________ to
         ------------.

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Shares
                                                        (Title of Class)

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

Documents Incorporated By Reference:

Portions of the Annual Report to Shareholders and the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated into Parts II and III. [ ]

Exchange Rate Information

The accounts and financial statements of Goran Capital Inc. (the "Company") are maintained in U.S. Dollars. In this Report all dollar amounts are expressed in U.S. Dollars except where otherwise indicated.

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

GORAN CAPITAL INC.
ANNUAL REPORT ON FORM 10-K/A
December 31, 1996

PART I

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

PART I

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the last quarter of fiscal year 1996 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

Selected Financial Data of the Company follows:

GORAN CAPITAL INC.
Selected Financial Data
As of the Year Ended December 31,
(In Thousands of U.S. Dollars)

                          1996       1995       1994       1993       1992

Gross Premium Revenue   $307,634   $151,717   $126,978   $114,135   $128,440

Reported Net Earnings     31,296      7,171      3,940      1,397      4,413

US/Canada GAAP
Differences:
  Discounting on
  Outstanding Claims          62       (161)        88         49        143
  Deferred Income Taxes      (64)      (344)     1,180        562          0
Revised Net Earnings      31,294      6,666      5,208      2,008      4,556

Earnings Per Share      $   5.47   $   1.20   $   0.96   $   0.38   $   0.94

EPS-Before
Unusual Item            $   5.47   $   1.20   $   0.96   $   0.38   $   0.94

EPS-Fully Diluted       $   2.48   $   1.20   $   0.96   $   0.38   $   0.94

Dividends Per Share     $   0.00   $   0.00   $   0.00   $   0.00   $   0.00

Reported Total Assets    381,342    160,816    115,240    128,690     96,573
US/Canada GAAP
Differences:
  Loans to Purchase
  Shares                    (595)      (563)      (593)      (741)      (774)
  Deferred Income
  Taxes                    1,357      1,466      1,742        548          0
  Outstanding Claims
  Ceded                        0          0          0          0          0
  Unearned Premiums
  Ceded                        0          0          0          0          0
  Unrealized gain (loss)
  on Investments           1,225       (221)    (1,383)         0          0
Revised Total Assets     383,329    161,498    115,006    128,497     95,799

Long Term Bonds and
Debentures                     0      9,237     10,787     12,936     14,633

Reported Shareholders'
Equity                    47,258     12,622      5,067      1,088       (739)
US/Canada GAAP
Differences:
  Deferred Income
  Taxes                    1,357      1,466      1,742        548          0
  Discounting on
  claims                  (1,261)    (1,327)    (1,134)    (1,292)    (1,396)
  Loans to Purchase
  Shares                    (595)      (563)      (593)      (741)      (774)
  Unrealized Gain (Loss)
  on Investments           1,225       (221)    (1,383)         0          0
Revised Shareholders'
Equity                    47,984     11,977      3,699       (397)    (2,909)

Shares Outstanding     5,724,476  5,567,644  5,399,463  5,242,101  4,834,160

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows: (In Thousands of U.S. Dollars)(1)

                                  1996             1995           1994
                                --------         -------        -------
Balance at January 1            $ 59,421         $29,269        $54,143
Less reinsurance recoverables     37,798          12,542         36,891
                                --------         -------        -------
Net balance at January 1          21,623          16,727         17,252
                                --------         -------        -------

Reserves required in
connection with the
Superior Acquisition              44,423               0              0
                                --------         -------        -------
Incurred related to:
  Current year                   183,618          35,184         26,268
  Prior years                     (1,509)            787            202
                                --------         -------        -------
Total Incurred                   137,109          35,971         26,470

Paid related to:
  Current year                   102,713          21,057         16,647
  Prior years                     28,182          10,018         10,348
                                --------         -------        -------
Total paid                       130,895          31,075         26,995
                                --------         -------        -------
Net balance at December 31        72,260          21,623         16,727

Plus reinsurance recoverables     29,459          37,798         12,542
                                --------         -------        -------
Balance at December 31          $101,719         $59,421        $29,269
                                ========         =======        =======

The foregoing reconciliation shows that the (redundancies) deficiencies of $(1,509), $787, and $202 in the December 31, 1996, 1995 and 1994 reserves, respectively, emerged in the following year. These (redundancies) deficiencies resulted from (lower) higher than anticipated losses resulting from a change in settlement costs relating to those estimates.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

Liabilities for loss and loss adjustment expenses have been established when sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, a liability has been established to cover additional exposure on both known and unasserted claims. These liabilities are reviewed and updated continually.


     (1) Such information relates only to Symons International Group, Inc. and does not include any information with respect to any other insurance subsidiaries of the Company.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

The discussion entitled "Management Discussion and Analysis of Financial Condition and Results of Operations" and "Overview" in the 1996 Annual Report on pages 5 through 13, and in the 1995 Annual Report on pages 4 through 11, both included as Exhibit 13, is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included in the 1996 Annual Report and in the 1995 Annual Report, both included as Exhibit 13, and listed in Item 14 of this Report are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive management proxy circular for its 1997 annual meeting of common stockholders included as Exhibit
99.1 (the "1997 Proxy Circular"). G. Gordon Symons, Chairman of the Board of the Company, is the father of Alan G. Symons, the President and Chief Executive Officer and a director of the Company, and Douglas H. Symons, the Vice President and Chief Operating Officer and a director of the Company.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Circular.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Company's 1997 Proxy Circular and to the section captioned "Voting Securities and Beneficial Owners" in the definitive proxy statement of Symons International Group, Inc ("SIG") for the 1997 annual meeting of common stockholders of SIG (the "1997 SIG Proxy Statement"), which section is included as Exhibit 99.2 hereof. The SIG Proxy Statement was originally included as Exhibit 99 of SIG's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the sections captioned "Interest of Insiders in Material Transactions" and "Indebtedness of Officers and Directors of the Corporation" in the Company's 1997 Proxy Circular, and to the sections captioned "Indebtedness of Management" on pages 13 through 14 and "Certain Relationships/Related Transactions" on pages 15 through 16 of the 1997 SIG Proxy Statement. The latter two sections are included as Exhibits 99.3 and 99.4, respectively, hereof.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The documents listed below are filed as a part of this Report except as otherwise indicated:

1.  Financial  Statements.   The  following  described   consolidated  financial
statements found on pages 14 through 33 of the 1996 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

Description of Financial Statement Item

Report of Independent Accountants
Consolidated Balance Sheets, December 31,
    1996 and 1995
Consolidated Statements of Earnings, Years
    Ended December 31, 1996 and 1995
Consolidated Statements of Retained Earnings
    (Deficit), Years Ended December 31,
    1996 and 1995
Consolidated Statements of Changes in Cash Resources,
    Years Ended December 31, 1996 and 1995
Notes to Consolidated Financial Statements,
    Years Ended December 31, 1996 and 1995


The following described consolidated financial statements found on pages 12 through 23 of the 1995 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

Description of Financial Statement Item

Report of Independent Accountants
Consolidated Balance Sheets, December 31,
    1995 and 1994
Consolidated Statements of Operations, Years
    Ended December 31, 1995 and 1994
Consolidated Statements of Deficit,
    Years Ended December 31, 1995 and 1994
Consolidated Statements of Changes in Cash Resources,
    Years Ended December 31, 1995 and 1994
Notes to Consolidated Financial Statements,
    Years Ended December 31, 1995 and 1994

2.     Financial Statement Schedules.

The following financial statement schedules are included herein.

Description of Financial Statement Item
Report of Independent Accountant On Differences
    Between Canadian and United States Generally
    Accepted Accounting Principles and
    Supplementary Schedules
Differences Between Canadian And United States
    Generally Accepted Accounting Principles
Exhibit 1 - Consolidated Statement of Changes
    In Cash Resources
Exhibit 2 - Summary of Investments That Exceed
    10% Of Shareholders' Equity
Exhibit 3 - Summary of Non Income Producing
    Investments
Exhibit 4 - Amounts Due From Insurance Companies
    In Excess of 10% of Shareholders' Equity
Exhibit 5 - Analysis Of Changes In Shareholders'
    Equity
Schedule I - Summary Of Investments Other Than
    Investments In Related Parties
Schedule II - Condensed Financial Information
    Of Registrant
Schedule IV - Reinsurance
Schedule V - Valuation And Qualifying Accounts
Schedule VI - Supplemental Information Concerning
    Property-Casualty Insurance Operations

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

Applying United States Generally Accepted Accounting Principles, deferred income tax assets would be increased by $1,357, $1,466 and $1,742, outstanding claims would be increased by $1,261, $1,327 and $1,134 and cumulative translation adjustment would be increased by $41, $36, and $14, as at December 31, 1996, 1995 and 1994, respectively. As a result of these adjustments, retained earnings would be increased by $96, $139 and $608 as at December 31, 1996, 1995 and 1994, respectively. The effect of the above noted differences on other individual balance sheet items and on working capital is not significant.

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

The adoption of SFAS No. 109 results in additional deferred tax assets recognized for deductible temporary differences and loss carry-forwards in the amount of $3,531, $2,581 and $2,375 net of valuation allowances of $NIL, $69 and $260 and deferred tax liabilities recognized for taxable temporary differences in the amount of $2,174, $1,114 and $633 at December 31, 1996, 1995 and 1994,
respectively.

F.  Outstanding Claims

The difference in accounting for outstanding claims reflects the application for U.S. Generally Accepted Accounting Principles of SEC Staff Accounting Bulletin No. 62, "Discounting By Property/Casualty Insurance Companies". This standard does not allow discounting of unpaid claim liabilities by public companies, except in specific circumstances that are not applicable to the Company.

G.  Receivables From Sale Of Capital Stock

The SEC Staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. Generally Accepted Accounting Principles, shareholders' equity would be reduced by $595, $563 and $593 at December 31, 1996, 1995 and 1994, respectively, to reflect the loans due from certain shareholders which relate to the purchase of common shares of the Company.

H.  Concentration Of Investments

U.S. Generally Accepted Accounting Principles require that disclosure be made of significant concentrations of investments and of investments that are non-income producing. The Company considers investments whose value exceeds 10% of shareholders' equity to be significant. The relevant disclosures are provided in Exhibits 2 and 3, respectively.

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

GORAN CAPITAL INC. - CONSOLIDATED
SCHEDULE I - SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
As at December 31, 1996
(In Thousands of U.S. Dollars)

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

GORAN CAPITAL INC. - CONSOLIDATED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended December 31,
(In Thousands of U.S. Dollars)

                            1994-Allowance    1995-Allowance    1996-Allowance
                            for Doubtful      for Doubtful      for Doubtful
                            Accounts          Accounts          Accounts

Additions:
  Balance At Beginning
  Of Period                 $1,179            $1,209            $   927

  Charged To Costs
  And Expenses (1)             (86)            2,523              5,034

  Charged to Other
  Accounts                   - - -             - - -                  0

  Deductions From
  Reserves                    (116) (2)        2,805 (2)          4,981 (2)

  Balance At End
  Of Period                 $1,209            $  927             $1,480

(1) In 1993, the Company began to direct bill policyholders rather than agents for premiums. Therefore, bad debt expenses in 1993 increased accordingly. During late 1994 and into 1995, the Company experienced an increase in premiums written. During 1995, the Company further evaluated the collectibility of this business and incurred a bad debt expense of approxi-mately $2.5 million. The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 1993, 1994 and 1995 was adequate.

(2)  Uncollectible accounts written off, net of recoveries.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       GORAN CAPITAL INC.


April 29, 1997                         By: /s/  Alan G. Symons
                                          ------------------------------------
                                       Alan G. Symons,
                                       President and Chief Executive Officer

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

11        Statement re Computation of Per Share Earnings

13        Annual Report to Security Holders, 1996 and 1995

21 The Subsidiaries of the Registrant are incorporated by reference to Footnote 1 of the Registrant's consolidated financial statements contained in its 1996 Annual Report to Security Holders filed hereunder as Exhibit 13.

99.1 Management Proxy Circular with respect to 1997 Annual Meeting of Shareholders of Registrant

99.2 Section captioned "Voting Securities and Beneficial Owners" in the definitive proxy statement of Symons International Group, Inc. for the 1997 annual meeting of common stockholders.

99.3      Section  captioned   "Indebtedness  of  Management"  in  the
          definitive proxy statement of Symons International Group, Inc. for the 1997 annual meeting of common stockholders.

99.4 Section captioned "Certain Relationships/Related Transactions" in the definitive proxy statement of Symons International Group, Inc. for the 1997 annual meeting of common stockholders.