Form 10-Q
period 1997-03-31
GORAN CAPITAL INC
filed 1997-05-13
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1997

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

                              181 University Avenue
                               Box 11, Suite 1101
                            Toronto, Ontario M5H 3M7

                               4720 Kingsway Drive
                           Indianapolis, Indiana 46205
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code:     (416) 594-1155 (Canada)
                                                        (317) 259-6400 (U.S.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes                 No


As of March 31, 1997, there were 5,569,652 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                      For The Quarter Ended March 31, 1997
                                                                  Page
                                                                 Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements..................................      3

        Consolidated Financial Statements:
        Consolidated Balance Sheets at March 31, 1997 and
           December 31, 1996..................................      4

        Consolidated Statements of Earnings for the Three
        Months Ending March 31, 1997 and 1996.................      6

        Consolidated Statements of Changes in Cash Resources
        for the Three Months Ending March 31, 1997 and 1996...      7

           Consolidated Statements of Retained Earnings for
           the Three Months Ending March 31, 1997 and 1996....      8

        Notes to Consolidated Financial Statements............      9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................     14

PART 2  OTHER INFORMATION.....................................     23

SIGNATURES....................................................     24

GORAN CAPITAL INC.
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited.

GORAN CAPITAL INC
CONSOLIDATED BALANCE SHEETS




ASSETS                                        March 31,          December 31,
Cash and Investments                               1997                  1996
Accounts Receivable
  Premiums Receivable                      $227,810,309          $206,670,797
  Due From Insurance Companies
  Due From Associated Companies             113,456,874            63,873,697
  Accrued and Other Receivables              19,520,005            33,905,128
  Sub-total                                      96,848               140,423
Reinsurance recoverable on                    4,288,682             3,329,893
outstanding claims                          137,362,408           101,249,141
Prepaid reinsurance premiums
Capital Assets                               28,236,000            33,112,946
Other Assets                                 50,642,000            14,983,097
Deferred Policy Acquisition Costs             5,472,848             4,801,086
Goodwill                                      2,934,439             5,335,477
Total Assets                                 13,931,934            13,859,492
LIABILITIES                                   1,595,000             1,329,736
Accounts Payable                            467,984,939           381,341,772
  Due to Insurance Companies
  Accrued and Other Payables
  Sub-total                                  52,035,721             5,754,831
                                             26,117,824            21,050,919
                                             78,153,545            26,805,751

Capital Assets                               5,472,848               4,801,086
Other Assets                                 2,934,439               5,335,477
Deferred Policy Acquisition Costs           13,931,934              13,859,492

                                             March 31,            December 31,
                                                  1997                    1996
Outstanding Claims                         110,415,929             127,044,804
Unearned Premiums                          132,480,197              91,206,974
Bank Loans                                  48,000,000              48,000,000
Minority Interest in Subsidiary             46,971,567              41,026,354
Total Liabilities                          416,021,238             334,083,883
SHAREHOLDERS' EQUITY
Capital Stock                               17,427,651              17,416,431
Contributed Surplus                          2,774,606               2,774,606
Retained Earnings                           32,008,130              27,401,236
Cumulative Translation Adjustment            (246,686)               (334,384)
Total Shareholders' Equity                  51,963,700              47,257,890
Total Liabilities and Shareholders'
Equity                                     467,984,939             381,341,772
See Notes to Consolidated Financial
Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDING


                                                   March 31,         March 31,
                                                        1997              1996

Gross Premiums Written                          $130,304,239       $41,421,617
Net Premiums Earned                               65,638,975        24,518,311
Net Investment and Other Income                    9,273,846         1,463,249
Total Revenues                                    74,912,821        25,981,559
Net Claims Incurred                               46,686,018        16,597,102
General and Administrative Expenses               14,428,499         5,992,803
Interest Expense                                   1,371,000           337,059
Total Expenses                                    62,485,518        22,926,964
Income Before Undernoted Items                    12,427,303         3,054,595
Provision for Income Taxes                         4,108,409           851,069
Minority Interest                                  3,712,000                 0
Net Earnings                                       4,606,894         2,203,526
Earnings Per Share - Basic                             $0.83             $0.43
Earnings Per Share - Fully Diluted                     $0.82             $0.40

See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
CASH RESOURCES
FOR THE THREE MONTHS ENDING


                                                     March 31,       March 31,
                                                          1997            1996
CASH PROVIDED BY OPERATING ACTIVITIES
Net Earnings For The Period                         $4,606,894      $2,203,526
Items Not Affecting Cash Resources:
  Amortization                                         517,840          29,470
  Loss (Gain) on Disposal of Investments             (957,720)        (35,631)
  Minority Interest in Net Income of                 3,712,000               0
  Consolidated Subsidiary
  Decrease (Increase) in Reinsurance                 4,876,946       8,743,638
  Recoverable on Outstanding Claims
  Decrease (Increase) in Prepaid Reinsurance      (35,658,903)    (18,483,679)
  Premiums
  Decrease (Increase) in Other Assets                2,401,038     (1,802,826)
  Decrease (Increase) in Deferred Policy              (72,442)         798,564
  Acquisition Costs
  Decrease (Increase) in Goodwill                    (265,264)               0
  Increase (Decrease) in Deferred Income                     0          18,195
  Taxes
  Increase (Decrease) in Unearned Premiums          41,273,223      19,377,162
  Increase (Decrease) in Outstanding Losses       (16,628,875)    (11,529,006)
  Decrease (Increase) in Accounts Receivable      (36,113,267)       3,539,274
  Increase (Decrease) in Accounts Payable           51,347,794       (420,052)
  Sub-Total                                         19,039,264       2,438,634
FINANCING ACTIVITIES:
  Increase (Reduction) of Borrowed Funds                     0     (5,523,782)
  Increase (Decrease) in Minority Interest           2,304,000               0
  Issue of Share Capital                                11,220         160,753
  Sub-Total                                          2,315,220     (5,363,028)

  Amortization                                         517,840          29,470
  Loss (Gain) on Disposal of Investments             (957,720)        (35,631)
  Minority Interest in Net Income of                 3,712,000               0
  Consolidated Subsidiary
  Decrease (Increase) in Reinsurance                 4,876,946       8,743,638
  Recoverable on Outstanding Claims

                                                     March 31,       March 31,
                                                          1997            1996
INVESTING ACTIVITIES:
  Net Purchase of Marketable Securities           (16,257,262)     (3,098,119)
  Net Purchase of Capital Assets                   (1,025,084)         476,700
  Other                                                 87,698          61,937
  Sub-Total                                       (17,194,648)     (2,559,482)
Effect of Exchange Rate Changes on Cash
Resources
Change in Cash Resources During the Period           4,159,836     (5,483,877)
Cash Resources, Beginning of Period                 33,730,582      10,613,027
Cash Resources, End of Period                       37,890,417       5,129,151
Cash Resources are Comprised of:
  Cash                                             $20,629,818    ($1,370,741)
  Short-Term Investments                            17,260,599       6,499,892
  Sub-total                                         37,890,417       5,129,151

See Notes to Consolidated Financial Statements




GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                   March 31,         March 31,
                                                        1997              1996
Retained Earnings (Deficit), Beginning of        $27,401,236      ($3,895,014)
Period
Net Earnings For The Period                        4,606,894         2,203,526
Retained Earnings (Deficit), End of Period        32,008,130       (1,691,488)

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For The Three Months Ended March 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of Goran Capital Inc. ("Goran" and the "Company") and its 67% owned subsidiary, Symons International Group, Inc. ("SIG") (and its wholly-owned subsidiary, IGF Insurance Company ("IGF"), as well as its 52% owned subsidiaries, Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior")), and its wholly-owned subsidiaries, Granite Reinsurance Company Ltd., Granite Insurance Company and Symons International Group - Florida. The consolidated condensed interim financial statements have been prepared in accordance with form 10-Q specifications and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP) except as disclosed in Note 5. All material intercompany amounts have been eliminated.

NOTE 2 - ACQUISITION, FORMATION OF SUBSIDIARY AND PUBLIC OFFERING

In January, 1996, Pafco adopted a Plan of Reorganization whereby it transferred its wholly owned subsidiary, IGF, to Pafco's parent, SIG. After adoption of the Plan of Reorganization in January, 1996, Pafco formed a wholly-owned subsidiary, IGF Holdings, Inc. ("IGF Holdings") and formally submitted the Plan of Reorganization to the Indiana Department of Insurance for regulatory approval. Once approval was obtained from the Indiana Department of Insurance on April 26, 1996, Pafco transferred the outstanding shares of the capital stock of IGF to IGF Holdings. IGF Holdings, in turn, made a distribution to Pafco of $7.5 Million in cash and a subordinated promissory note in the principle amount of $3.5 Million. Subsequent to that distribution, Pafco then completed the steps in the Plan by transferring the outstanding capital stock of IGF Holdings to Pafco's parent, SIG.

SIG purchased Superior from Interfinancial, Inc. on April 30, 1996 for a purchase price of approximately $66 Million, resulting in goodwill on the transaction of approximately $1.3 Million. Simultaneously with the execution of the Superior purchase agreement, Goran, SIG, GGS Management Holdings, Inc. ("GGSH") and GS Capital Partners II, L.P., a Delaware limited partnership, entered into an agreement (the "GSCP Agreement") to capitalize GGSH and to cause GGSH to issue its capital stock to SIG and to various funds affiliated with Goldman Sachs & Co. (collectively, "GS Funds"), so as to give SIG a 52% ownership interest and the GS Funds a 48% ownership interest in GGSH. Pursuant to the GSCP Agreement, (a) SIG contributed to GGSH (i) Pafco common stock with a book value determined in accordance with US GAAP of $16.9 Million as reflected on an Audited Post-Closing Balance Sheet of Pafco, (ii) its right to acquire Superior pursuant to the Superior Purchase Agreement and (iii) certain fixed assets, including office furniture and equipment, having a value of approximately $350,000 and (b) the GS Funds contributed to GGSH $21.2 Million in cash.

The acquisition of Superior was accounted for under the purchase method of accounting, and the results of its operations have been included subsequent to April 30, 1996.

On November 5, 1996, SIG effectuated an initial public offering of 3,450,000 common stock shares at $12.50 per share. The proceeds of the offering were used to increase the capitalization of IGF by $9,000,000, repay $7,500,000 indebtedness of SIG, primarily certain amounts owed to Goran and its wholly-owned subsidiary, Granite Re, repay a bank debt of $7,500,000 and pay Goran a dividend of $3,500,000. The remaining funds were retained for general corporate purposes, including acquisitions.

NOTE 3 - REINSURANCE

In order to reduce risk and increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of its ultimate liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to risks ceded to reinsurers should a reinsurer fail. Effective January 1, 1996 reinsurance was placed as follows: For the nonstandard automobile segment, the Company only purchases excess of loss and catastrophic protections which result in minimum ceded premium in proportion to gross written premiums. For the crop segment, the Company reinsures to the federal government Federal Crop Insurance Corporation ("FCIC") program all of its Multi-Peril Crop Insurance ("MPCI") business which has a back-end underwriting gain or loss feature. The Company reinsures stop-loss protection to third party reinsurers. Regarding the crop hail line of business, the Company has placed a 40% quota share treaty, as well as an excess of loss (stop-loss) protection, with third party reinsurers. Effective January 1, 1997, the Company ceded 20% of its new and renewal nonstandard automobile business and 40% of its crop hail business under certain quota share arrangements. The cession of nonstandard automobile premiums was necessary to maintain compliance with certain debt covenants regarding the ratio of premiums to statutory surplus.

The effects of reinsurance on the Company's premiums and claims incurred are as follows:

NOTE 3
GORAN CAPITAL INC.
Analysis of Effects of Reinsurance


                                         March 31,               March 31,
                                              1997                    1996
Premiums Written
  Gross                                130,304,239              41,421,617
  Ceded                               (59,052,003)            (16,082,335)
  Net                                   71,252,236              25,339,282
Premiums Earned
  Gross                                127,336,975              47,952,143
  Ceded                               (61,698,000)            (23,433,832)
  Net                                   65,638,975              24,518,311
Claims Incurred
  Gross                                 61,757,629              29,068,982
  Ceded                               (15,071,611)            (12,471,880)
  Net                                   46,686,018              16,597,102

                                         March 31,            December 31,
                                              1997                    1996
Unearned Premiums
  Gross                                132,480,197              91,206,974
  Ceded                               (50,642,000)            (14,983,097)
  Net                                   81,838,197              76,223,877
Outstanding Claims
  Gross                                110,415,929             127,044,804
  Ceded                               (28,236,000)            (33,112,946)
  Net                                   82,179,929              93,931,858

NOTE 4 - CAPITAL STOCK

For the three months ended March 31, 1997, 163,832 common shares were issued by the Company pursuant to warrants previously issued to debenture holders and pursuant to an established Company Employee Stock Option Plan.

NOTE 5 - UNITED STATES ACCOUNTING PRINCIPLES

These  unaudited   consolidated  financial  statements  have  been  prepared  in accordance with CDN GAAP. The difference between CDN GAAP and US GAAP are as follows:


                                                March 31,          March 31,
                                                     1997               1996
Reported Net Earnings                           4,606,894          2,203,526
US/Canada GAAP Differences
  Discounting on Outstanding Claims                38,277                  0
  Deferred Income Taxes                                 0             20,741
Revised Net Earnings                            4,645,171          2,224,267
Earnings Per Share                                  $0.78              $0.39
EPS - Before Extraordinary Items                    $0.78              $0.39
EPS - Fully Diluted                                 $0.78              $0.39
Dividends Per Share                                 $0.00              $0.00
Reported Total Assets                         467,984,939        164,089,609
US/Canada GAAP Differences
  Loans to Purchase Shares                      (588,745)          (559,680)
  Deferred Income Taxes                         2,161,000          1,499,561
  Unrealized Loss on Investments                (123,000)           (81,068)
Revised Total Assets                          469,434,194        164,948,423
Reported Shareholders' Equity                  51,963,700         14,940,270
US/Canada GAAP Differences
  Deferred Income Taxes                         2,161,000          1,499,561
  Discounting on Claims                       (1,209,998)        (1,318,777)
  Loans to Purchase Shares                      (588,745)          (559,680)
  Unrealized Gain (Loss) on Investments         (123,000)           (81,068)
Revised Shareholders' Equity                   52,202,957         14,480,306

NOTE 6 - CONTINGENT LIABILITY

The Company and its subsidiaries, are named as defendants in various lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the subsidiaries. These actions were considered by the Company in establishing its loss reserves. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

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

NOTE 7 - SUBSEQUENT EVENT

IGF has agreed to purchase the business of Southwest Crop Managing General Agency ("Southwest"), a subsidiary of Southwest Crop Insurance Company of Honey Grove, Texas. The Southwest book of business has a premium volume of approximately $15 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

The Company owns 52% of GGS Management Holdings, Inc. ("GGSH") with the remainder owned by certain funds affiliated with Goldman, Sachs & Co. GGSH, through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

Since 1990, Congress has considered major reform of its crop insurance and disaster assistance policies, resulting in the enactment of the 1994 and 1996 Reform Acts. The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage in order to be eligible for other federally sponsored farm benefits, including but not limited to low interest loans and crop price supports. The 1994 Reform Act also authorized for the first time the marketing and selling of CAT Coverage by the local USDA offices. However, the 1996 Reform Act limits the role of the USDA offices in the delivery of MPCI coverage beginning in July, 1996, which is the commencement of the 1997 crop year, and also eliminates the linkage between CAT Coverage and qualification for certain federal farm program benefits. The limitation of the USDA's role in the delivery system for MPCI should provide the Company with the opportunity to realize increased revenues from the distribution and servicing of its MPCI product. As a result of this limitation, the FCIC has transferred to the Company approximately 8,900 insureds for CAT Coverage who previously purchased such coverage from USDA field offices. The Company has not experienced any material negative impact in 1997 from the delinkage mandated by the 1996 Reform Act. The Company believes that any future potential negative impact of the delinkage mandated by the 1996 Reform Act will be mitigated by, among other factors, the likelihood that farmers will continue to purchase MPCI to provide basic protection against natural disasters since ad hoc federal disaster relief programs have been reduced or eliminated. In addition, the Company believes that (i) many lending institutions will likely continue to require this coverage as a condition to crop lending, and (ii) many of the farmers who entered the MPCI program as a result of the 1994 Reform Act have come to appreciate the reasonable price of the protection afforded by CAT Coverage and will remain with the program regardless of delinkage. There can, however, be no assurance as to the ultimate effect which the 1996 Reform Act may have on the business or operations of the Company.

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

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI loss ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1997 and 1996, the Buy-Up Expense Reimbursement Payment has been set at 29% and 31%, respectively, of the MPCI Premium. For generally accepted account principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

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

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at a rate of 16% of MPCI gross premiums written recognized and (iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

Regulation

The Company's admitted insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants. Depending on whether the insurance company is domiciled in the state and whether it is an admitted or non- admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition, (ii) periodic financial examination, (iii) approval of rates and policy forms, (iv) loss reserve adequacy, (v) insurer insolvency, (vi) the licensing of insurers and their agents, (vii) restrictions on the payment of dividends and other distributions, (viii) approval of changes in control, and (ix) the type and amount of permitted investments.

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

Results of Operations

For the three months ended March 31, 1997, the Company recorded net earnings of $4,606,894 or $0.83 per share. This is approximately a 109% increase from 1996 comparable amount of $2,203,526 or $0.43 per share. The improved earnings were attributable to continued improvement in the results of the nonstandard automobile segment and continued growth and profit in the crop segment. The nonstandard automobile segment demonstrated significant improvement due to significantly higher volume and improved expense ratio from the acquisition of Superior. The crop segment also demonstrated strong premium growth and enhanced profitability due to higher volume as well as better loss experience in winter wheat.

                                                 For The Period Ended March 31,
                                                     1997                  1996
Nonstandard-Automobile Insurance
Operations:
  Gross premiums written                       75,066,000            17,922,000
  Net premiums written                         59,588,000            20,167,000
  Net premiums earned                          63,105,000            13,626,000
  Net investment income                         2,338,000               396,000
  Other income, principally billing fees        2,899,000               591,000
  Net realized capital loss                       942,000              (52,000)
  TOTAL REVENUES                               69,284,000            14,561,000
  Losses and loss adjustment expenses          45,268,000             8,565,000
  Policy acquisition and general and           17,124,000             5,174,000
  administrative expenses
  Interest and amortization of                  1,484,000                     0
  intangibles
  TOTAL EXPENSES                               63,876,000            13,739,000
  Earnings before income taxes                  5,408,000               822,000
GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                                71.7%                 62.9%
  Expense ratio, net of billing fees                22.5%                 33.6%
  Combined ratio                                    94.2%                 96.5%

                                                 For The Period Ended March 31,
                                                     1997                  1996
Crop Insurance Operations:
  Gross premiums written                       51,709,000            21,404,000
  Net premiums written                          7,201,000               263,000
  Net premiums earned                              10,000               159,000
  Net investment income                            49,000               162,000
  Other income                                  2,139,000               373,000
  Net realized capital gain (loss)                      0                16,000
  TOTAL REVENUES                                2,198,000               710,000
  Losses and loss adjustment expenses                   0               397,000
  Policy acquisition and general and          (4,766,000)           (1,833,000)
  administrative expenses
  Interest expense                                 11,000                95,000
  TOTAL EXPENSES                              (4,755,000)           (1,341,000)
  Earnings before income taxes                  6,953,000             2,051,000
Statutory Capital and Surplus:
  Pafco                                        18,674,000            13,423,000
  IGF                                          33,003,000            10,488,000
  Superior                                     58,023,000            51,681,000

Consolidated gross premiums written increased 214.6% due to growth in both the nonstandard auto and crop segments.

Gross premiums written for the nonstandard auto segment increased 318.8%. Such increase was due primarily to gross premiums written from Superior of $56,925,000 for the three months ended March 31, 1997, internal growth due to improved service, certain product improvements and tougher uninsured motorist laws in states such as California and Florida.

Gross premiums written for the crop segment increased 141.6%. Such increase was due to continued industry privatization and aggressive marketing efforts. Premiums reported in the first three months of each year generally do not include significant crop hail premiums since most of the policies are written in the second quarter. In the first quarter of 1997 the Company recorded approximately $12,000,000 of crop hail gross premiums written as acreage reports were processed faster than in prior years.

In 1997, the Company ceded $15,477,000 of nonstandard automobile premiums as part of a 20% quota share treaty instituted January 1, 1997. No such treaty was in effect during 1996. Due to the growth in premiums and the corresponding lag in statutory earnings, the Company's subsidiaries needed to cede premiums in excess of a ratio to statutory surplus of 3.15:1 in order to maintain compliance with debt covenants. The Company was in compliance with all debt covenants as of March 31, 1997. It is expected that such cession will continue as the Company explores alternative financing plans.

Increases in net premiums earned for the three months ended March 31, 1997 as compared to the corresponding period of the prior year reflects the strong growth in written premiums offset by the effects of the nonstandard automobile quota share.

Net investment income increased $3,042,388 for the three months ended March 31, 1997 as compared to the corresponding period of the prior year. Such increase was due primarily to investment income from Superior of $1,825,000. The remaining increase was due to greater invested assets and realized gains on investment sales of $942,000 due primarily to a change in equity managers and a repositioning of the portfolio.

Other income increased $4,768,209 for the three months ended March 31, 1997 as compared to the corresponding period of the prior year. Such increase was due to billing fee income on nonstandard automobile business at Superior of $2,111,000 and due to an increase in the in-force policy count. There was also an increase in the receipt of CAT Coverage fees and CAT LAE reimbursement payments due to higher premium volume.

The loss ratio for the nonstandard automobile segment in 1997 was 71.7% as compared to 62.9% in 1996. The increase in the loss ratio primarily reflects the significant growth in volume since the first quarter of 1996 and has decreased from 77.2% in the fourth quarter of 1996 and 73.7% for all of 1996. Crop hail loss ratios in the first quarter do not have a significant impact on consolidated earnings.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and offset by increases in reinsurance commission income. Policy acquisition and general and administrative expenses rose to $14,428,499 or 22.0% of net premium earned for the three months ended March 31, 1997 compared to $5,992,803 or 24.4% of net premium earned in the corresponding period of 1996. There is a disproportionate relationship between increased operating expenses and increased net retention of business. The expense ratio, gross of billing fees, for the nonstandard segment improved to 27.1% in 1997 as compared to 38.0% in 1996, due to technological and operational efficiencies, economies of scale and tighter expense controls.

Due to the unique accounting for the crop insurance segment, operating expenses for the three months ended March 31, 1997 includes a contribution to earnings of $4,766,000, as compared to a comparable amount of $1,833,000 for 1996. Such increase was due to greater Buy-up Expense Reimbursement Payments
and  MPCI  underwriting  gain  due  to  increased  premium  volumes.   The  MPCI
underwriting gain was also increased by improved loss experience on winter wheat.

Interest expense increased $1,033,941 for the three months ended March 31, 1997 as compared to the corresponding period in the prior year due primarily to interest incurred since April 30, 1996 on the $48 Million of debt incurred to purchase Superior.

The Superior  acquisition  debt is  effectively  fixed at 8.85% through  January
1997, 9.08% through April 1997, 9.24% through July 1997, and 8.80% through October 1999 through an interest rate swap agreement.

Income tax expense was 33.1% of pre-tax income in 1997 as compared to 27.9% in 1996. The increase in the effective tax rate was due primarily to a higher proportion of taxable U.S. earnings.

The remaining operations of Goran (Granite Reinsurance Company Ltd., Granite Insurance Company and Symons International Group, Inc. - Florida) provided pre-tax earnings of approximately $640,000 in 1997 compared to $620,000 in 1996.

Financial Condition

The Company's total assets of $467,984,939 at March 31, 1997 increased $86,643,167 from $381,341,772 as of December 31, 1996. Cash and invested assets increased to $227,810,309 at March 31, 1997 from $206,670,797 at December 31,
1996 due to improved cash flow from operations.

The Company's shareholders' equity increased from $47,257,890 at December 31, 1996 to $51,963,700 at March 31, 1997. Long term debt to equity was .53 to 1 at December 31, 1996 and .48 to 1 at March 31, 1997. Both ratios exclude the minority interest portion of long-term debt.

Net cash provided by operating activities improved to $19,039,000 in 1997 from $2,439,000 in 1996 due to improved earnings and premium growth. This additional cash flow was used to increase invested assets. The contribution from the minority interest owner in 1997 was made to increase the capitalization of GGSH, and the Company also contributed its 52% share.

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

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits
                            11.01   computation   of   earnings   per  share  in
                            accordance with United States Generally Accepted Accounting Principles.

                    (b)  Reports on Form 8-K
                            (1) The Company filed a Form 8-K on April 4, 1997 relating to the formation of GGS Management Holdings, Inc. and the acquisition of Superior Insurance Company and related historical and pro-forma financial statements of businesses acquired.

                            (2) The Company filed a Form 8-K on April 22, 1997 relating to the unaudited pro-forma consolidated financial statements of operations of the Company.

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: March 31, 1997                             By:_/s/ Alan G. Symons______
                                                  Alan G. Symons
                                                  President




Dated:  March 31, 1997                            By:_/s/ Gary P. Hutchcraft___
                                                  Gary P. Hutchcraft
                                                  Vice President, Treasurer and
                                                  Chief Financial Officer

GORAN CAPITAL INC. - Consolidated                                 Exhibit 11.01
Analysis of Earnings Per Share
As At March 31, 1997


                                               March 31, 1997    March 31, 1996
TSE Trading
Activity
                   Volume           Value      Average Price
Period Covered       #              (US $)         (US $)            (US $)
January to        633,310        $15,491,602       $24.46     (A)    $11.46
March 1997



                                        March 31, 1997           March 31, 1996
Proceeds from Exercise of               $3,533,293      (B)      $1,195,394
Warrants and Options (US $)
Shares Repurchased - Treasury              144,444    (B)/(A)       104,278
Method
Shares Outstanding - Weighted            5,533,776                5,085,046
Average
Add:  Options and Warrants                 545,317                  704,160
Outstanding
Less:  Treasury Method - Shares          (144,444)                (104,278)
Repurchased
Shares Outstanding for US GAAP           5,934,649      (C)       5,684,928
Purposes
Net Earnings in Accordance with         $4,645,171      (D)      $2,224,267
US GAAP
Earnings Per Share - US GAAP                 $0.78    (D)/(C)         $0.39
(Primary and Fully Diluted)