Form 10-K/A
period 1996-12-31
GORAN CAPITAL INC
filed 1997-05-20
CIK 925600

FORM 10-K/A2*
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   * Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 1996

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

                                       GORAN CAPITAL INC.


May 19, 1997                         By:  /s/ Alan G. Symons
                                          --------------------------------------
                                          Alan G. Symons,
                                          President and Chief Executive Officer

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

11        Statement re Computation of Per Share Earnings

13.1      Annual Report to Security Holders, 1995                          *

13.2      Annual Report to Security Holders, 1996

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

99.4 Section captioned "Certain Relationships/Related Transactions" in the definitive proxy statement of Symons International Group, Inc. for the 1997 annual meeting of common stockholders.
---------------
*    Included herewith, as revised to correct electronic filer error.