Form 10-Q
period 1997-06-30
GORAN CAPITAL INC
filed 1997-08-13
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 30, 1997, there were 5,570,277 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                                  June 30, 1997
                                                                  Page
                                                                 Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements.....................................   3

        Consolidated Financial Statements:
        Consolidated Balance Sheets at June 30, 1997 and
        December 31, 1996........................................   4

        Consolidated Statements of Earnings for the Three
        and Six Months Ended June 30, 1997 and 1996..............   5

        Consolidated Statements of Changes in Cash Resources
        for the Six Months Ended June 30, 1997 and 1996..........   7

        Consolidated Statements of Shareholders' Equity..........   8

        Notes to Consolidated Financial Statements...............   9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations......................  13

PART 2  OTHER INFORMATION........................................  22

SIGNATURES.......................................................  22

GORAN CAPITAL INC.
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited and are stated in U.S. dollars.

GORAN CAPITAL INC.
CONSOLIDATED BALANCE SHEETS
(Canadian GAAP, stated in U.S. Dollars)


                                             June 30,              December 31,
                                                 1997                      1996


ASSETS
Cash and Investments .................. $ 229,616,714             $ 206,670,797
Accounts Receivable
  Premiums Receivable .................   177,407,073                63,873,697
  Due From Insurance Companies ........    20,617,795                33,905,128
  Due From Associated Companies .......       107,718                   140,423
  Accrued and Other Receivables .......     4,533,731                 3,329,893
                                        -------------             -------------
                                          202,666,317               101,249,141
Reinsurance recoverable on outstanding
claims ................................    71,642,210                33,112,946
Prepaid reinsurance premiums ..........    74,139,403                14,983,097
Capital Assets ........................     6,258,199                 4,801,086
Other Assets ..........................     3,493,023                 5,335,477
Deferred Policy Acquisition Costs .....    14,223,788                13,859,492
Goodwill ..............................     1,455,077                 1,329,736
                                        -------------             -------------
Total Assets .......................... $ 603,494,731             $ 381,341,772
                                        =============             =============

LIABILITIES
Accounts Payable
  Due to Insurance Companies .......... $ 104,033,136             $   5,754,831
  Accrued and Other Payables ..........    24,107,297                21,050,919
                                        -------------             -------------
                                          128,140,433                26,805,751
Outstanding Claims ....................   163,102,998               127,044,804
Unearned Premiums .....................   164,972,765                91,206,974
Bank Loans ............................    44,872,000                48,000,000
Minority Interest in Subsidiary .......    47,683,878                41,026,354
                                        -------------             -------------
Total Liabilities .....................   548,772,074               334,083,883
                                        =============             =============
SHAREHOLDERS' EQUITY
Capital Stock .........................    17,469,388                17,416,431
Contributed Surplus ...................     2,774,606                 2,774,606
Retained Earnings .....................    34,743,748                27,401,236
Cumulative Translation Adjustment .....      (265,084)                 (334,384)
                                        -------------             -------------
Total Shareholders' Equity ............ $  54,722,658             $  47,257,890
                                        -------------             -------------
Total Liabilities and Shareholders' ... $ 603,494,731             $ 381,341,772
Equity                                  =============             =============

See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in U.S. Dollars)

                                                 For the Three Months Ending

                                             June 30,                   June 30,
                                                 1997                       1996


Gross Premiums Written                   $149,834,571               $109,859,879
                                         ============               ============
Net Premiums Earned                       $77,126,355                $51,072,513
Net Investment and Other Income            10,108,734                  5,599,771
                                           ----------                  ---------
   Total Revenues                          87,235,089                 56,672,285
                                           ----------                 ----------
Net Claims Incurred                        60,858,371                 39,951,261
General and Administrative Expenses        19,435,633                 10,763,139
Interest Expense                            1,080,411                  1,401,585
                                            ---------                  ---------
   Total Expenses                          81,374,415                 52,115,985
                                           ----------                 ----------
Income Before Undernoted Items              5,860,674                  4,556,300
Provision for Income Taxes                  2,114,072                    978,351
Minority Interest                           1,010,984                    398,376
                                            ---------                    -------
   Net Earnings                            $2,735,618                 $3,179,573
                                           ==========                  =========

   Earnings Per Share - Basic                  $ 0.49                     $ 0.61
                                               ======                     ======
   Earning Per Share - Fully Diluted           $ 0.44                     $ 0.56
                                               ======                     ======

See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in U.S. Dollars)


                                                    For the Six Months Ending

                                                    June 30,            June 30,
                                                        1997                1996

Gross Premiums Written                          $280,138,810        $151,281,496
                                                ============        ============
Net Premiums Earned                             $142,765,330         $75,590,824
Net Investment and Other Income                   19,382,580           7,063,020
                                                  ----------           ---------
   Total Revenues                                162,147,910          82,653,844
                                                 -----------          ----------
Net Claims Incurred                              107,544,390          56,548,363
General and Administrative Expenses               33,864,132          16,755,942
Interest Expense                                   2,451,411           1,738,644
                                                   ---------           ---------
   Total Expenses                                143,859,933          75,042,949
                                                 -----------          ----------
Income Before Undernoted Items                    18,287,977           7,610,895
Provision for Income Taxes                         6,222,481           1,829,421
Minority Interest                                  4,722,984             398,376
                                                   ---------             -------
   Net Earnings                                   $7,342,512          $5,383,098
                                                  ==========          ==========

   Earnings Per Share - Basic                          $1.32               $1.04
                                                       =====               =====
   Earnings Per Share - Fully Diluted                  $1.26               $0.97
                                                       =====               =====
Weighted Average Shares Outstanding:
   Primary                                         5,552,097           5,172,105
                                                   =========           =========
   Fully Diluted                                   6,096,789           5,674,307
                                                   =========           =========

See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
CASH RESOURCES FOR THE SIX MONTHS ENDING
(Canadian GAAP, stated in U.S. Dollars)


                                              June 30, 1997       June 30, 1996

CASH PROVIDED BY OPERATING ACTIVITIES
Net Earnings For The Period                       7,342,512           5,383,098
Items Not Affecting Cash Resources:
  Amortization                                    1,352,741             155,152
  Loss (Gain) on Disposal of Investments        (1,783,346)          (2,208,002)
  Minority Interest in Net Income of              4,722,984             398,376
  Consolidated Subsidiary
Net changes in operating assets &
liabilities:
  Decrease (Increase) in Reinsurance           (38,804,985)          17,918,189
  Recoverable on Outstanding Claims
  Decrease (Increase) in Prepaid Reinsurance   (59,281,065)         (36,161,069)
  Premiums
  Decrease (Increase) in Other Assets             1,798,027          (2,038,449)
  Decrease (Increase) in Deferred Policy          (479,700)             353,369
  Acquisition Costs
  Decrease (Increase) in Deferred Income
  Taxes                                                  --              36,520
  Increase (Decrease) in Unearned Premiums       74,525,244          44,036,257
  Increase (Decrease) in Outstanding Losses      37,116,057         (12,615,119)
  Decrease (Increase) in Accounts Receivable  (102,260,248)          (8,875,820)
  Increase (Decrease) in Accounts Payable       101,557,886            (640,589)
                                                -----------            ---------
  Net Cash provided by Operations                25,806,106           5,741,915
                                                 ----------           ---------
INVESTING ACTIVITIES:
  Net Purchase of Marketable Securities        (12,533,845)         (12,895,528)
  Acquisition of Subsidiary                              --         (66,389,000)
  Net Purchase of Capital Assets                (2,658,641)            (536,098)
  Other                                            (13,536)             (51,897)
                                                   --------             --------
  Net Cash Used by Investing Activities        (15,206,022)         (79,872,523)
                                               ------------         ------------
FINANCING ACTIVITIES:
  Increase (Reduction) of Borrowed Funds        (2,728,319)          49,955,554
  Increase (Decrease) in Minority Interest        2,304,000          21,200,670
  Increase (Decrease) in Contributed Surplus         23,103                  --
  Issue of Share Capital                            197,978             400,384
                                                    -------             -------
  Net Cash Provided by Financing Activities       (203,273)          71,556,608
                                                                     ----------
Change in Cash Resources During the Period       10,396,846          (2,574,000)
Cash Resources, Beginning of Period              33,730,582          10,613,027
                                                 ----------          ----------
Cash Resources, End of Period                   $44,127,428          $8,039,027
                                                ===========          ==========
Cash Resources are Comprised of:
  Cash                                          $18,868,870             $77,070
  Short-Term Investments                         25,258,558           7,961,957
                                                 ----------           ---------
  Sub-total                                     $44,127,428          $8,039,027
                                                ===========          ==========

See Notes to Consolidated Financial Statements

GORAN CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Canadian GAAP, stated in U.S. Dollars)


                          Common    Contributed   Cumulative      Retained          Total
                           Stock        Surplus   Translation     Earnings  Stockholders'
                                                  Adjustment     (Deficit)         Equity
Balance at            16,874,923             --    (357,777)   (3,895,014)   12,622,132
December 31, 1995
Issuance of
common shares            352,315             --           --            --      352,315
Change in
cumulative
translation
adjustment                    --             --       22,800            --       22,800
Net Earnings                  --             --           --     5,383,098    5,383,098
                              --             --           --     ---------    ---------
Balance at June       17,227,238             --    (334,977)     1,488,084   18,380,345
30, 1996
Issuance of
common shares            189,193             --           --            --      189,193
Change in
contributed
surplus                       --      2,774,606           --            --    2,774,606
Change in
cumulative
transaction
adjustment                    --             --          594                        594
Net earnings                  --             --           --    25,913,152   25,913,152
                              --             --           --    ----------   ----------
Balance at            17,416,431      2,774,606    (334,383)    27,401,236   47,257,890
December 31, 1996
Issuance of
common shares             52,957             --           --            --       52,957
Change in
contributed
surplus                       --             --           --            --           --
                              --             --           --
Change in
cumulative
translation
adjustment                    --             --       69,299            --       69,299
Net earnings                  --             --           --     7,342,512    7,342,512
                              --             --           --     ---------    ---------
Balance at June      $17,469,388     $2,774,606   $(265,084)   $34,743,748  $54,722,658
30, 1997             ===========     ==========   ==========   ===========  ===========

See Notes to Consolidated Financial Statements

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                For The Three and Six Months Ended June 30, 1997

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

     These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP") except as disclosed in Note 5. All material intercompany amounts have been eliminated.

NOTE 2 - REINSURANCE

In order to reduce risk and increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of its ultimate liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to risks ceded to reinsurers should a reinsurer fail. Effective January 1, 1996 reinsurance was placed as follows: For the nonstandard automobile segment, the Company only purchases excess of loss and catastrophic protections which result in minimum ceded premium in proportion to gross written premiums. For the crop segment, the Company reinsures to the federal government Federal Crop Insurance Corporation ("FCIC") program all of its Multi-Peril Crop Insurance ("MPCI") business which has a back-end underwriting gain or loss feature. The Company reinsures stop-loss protection to third party reinsurers on its MPCI business. Regarding the crop hail line of business, the Company also carries an excess of loss (stop-loss) protection, with third party reinsurers. Effective January 1, 1997, the Company ceded 20% of its new and renewal nonstandard automobile business and 40% of its crop hail business and 50% of its crop hail business under certain quota share arrangements. Granite Reinsurance Company Ltd. is a participant in the 20% quota Share treaty, receiving 10% of the ceded nonstandard automobile business.

The effects of reinsurance are as follows:

NOTE 3
GORAN CAPITAL INC.
Analysis of Effects of Reinsurance
(Canadian GAAP, stated in U.S. Dollars)


                                 For The Three Months Ended
                        June 30,                             June 30,
                            1997                                 1996

Premiums Written
  Gross             $149,834,571                         $109,859,879
  Ceded             (63,704,812)                         (52,095,108)
                    ------------                         ------------
  Net               $ 86,129,759                         $ 57,764,771
                    ============                         ============
Premiums Earned
  Gross             $ 85,025,315                         $ 95,350,334
  Ceded              (7,898,960)                         (44,277,821)
                     -----------                         ------------
  Net               $ 77,126,355                         $ 51,072,513
                    ============                         ============
Claims Incurred
  Gross             $ 97,040,081                         $ 49,368,258
  Ceded             (36,181,709)                          (9,416,997)
                    ------------                          -----------
  Net               $ 60,858,371                         $ 39,951,261
                    ============                         ============


                                  For the Six Months Ended
                        June 30,                             June 30,
                            1997                                 1996

Premiums Written
  Gross             $280,138,810                         $151,281,496
  Ceded             (122,756,815)                         (68,177,443)
                    -------------                        -------------
  Net               $157,381,995                         $ 83,104,053
                    =============                        =============
Premiums Earned
  Gross             $212,362,290                         $143,302,477
  Ceded             ( 69,596,960)                        ( 67,711,653)
                    -------------                        -------------
  Net               $142,765,330                         $ 75,590,824
                    ============                         =============
Claims Incurred
  Gross             $158,797,710                         $ 78,437,241
  Ceded             ( 51,253,320)                         (21,888,877)
                    -------------                        -------------
  Net               $107,544,390                         $ 56,548,363
                    ============                         =============


                        June 30,                         December 31,
                           1997                                  1996
Unearned Premiums
  Gross             $164,972,765                         $ 91,206,974
  Ceded             ( 74,139,403)                        ( 14,983,097)
                    ------------                         ------------
  Net               $ 90,883,362                         $ 76,223,877
                    ============                         ============
Outstanding Claims
  Gross             $163,102,998                         $127,044,804
  Ceded             ( 71,642,210)                        ( 33,112,946)
                    ------------                         ------------
  Net               $ 91,460,788                         $ 93,931,858
                    ============                         ============

NOTE 4 - CAPITAL STOCK

For the three and six months ended June 30, 1997, 625 and 164,457 common shares were issued by the Company pursuant to warrants previously issued to debenture holders and pursuant to an established Company Employee Stock Option Plan.

NOTE 5 - UNITED STATES ACCOUNTING PRINCIPLES

These  unaudited   consolidated  financial  statements  have  been  prepared  in accordance with CDN GAAP. The difference between CDN GAAP and US GAAP are as follows:

                                                  For The Three Months Ended
                                             June 30,                 June 30,
                                                 1997                     1996
Reported Net Earnings                     $ 2,735,618              $ 3,179,573
US/Canada GAAP Differences
  Discounting on Outstanding Claims             (385)                       --
  Deferred Income Taxes                            --                 (657,967)
                                                   --                ---------
Revised Net Earnings                        2,734,233                2,521,606
                                            =========                =========
Earnings Per Share                              $0.46                    $0.46
EPS - Before Extraordinary Items                $0.46                    $0.46
EPS - Fully Diluted                             $0.46                    $0.46
Dividends Per Share                             $0.00                    $0.00
Reported Total Assets                     603,494,731              369,048,502
US/Canada GAAP Differences
  Loans to Purchase Shares                        808                   (2,003)
  Deferred Income Taxes                       737,544                  676,486
  Outstanding Claims ceded                         --                       --
  Unearned Premiums ceded                          --                       --
  Unrealized gain (loss)on investments      2,439,548                 (257,978)
                                            ---------                ---------
Revised Total Assets                      606,672,631              369,465,006
                                          ===========              ===========
Reported Shareholders' Equity              54,722,658               18,376,016
US/Canada GAAP Differences
  Deferred Income Taxes                       737,544                  676,486
  Discounting on Claims                       (2,804)                   (4,720)
  Loans to Purchase Shares                        808                   (2,003)
  Unrealized Gain (Loss) on Investments     2,439,548                 (257,978)
                                            ---------                ---------
Revised Shareholders' Equity               57,897,755               18,787,801
                                           ==========               ==========

                                                  For The Six Months Ended
                                             June 30,                 June 30,
                                                 1997                     1996

Reported Net Earnings                      7,342,512                 5,383,098
US/Canada GAAP Differences
  Discounting on Outstanding Claims           37,893                        --
  Deferred Income Taxes                            0                  (637,226)
                                                   -                 ---------
Revised Net Earnings                       7,380,405                 4,745,872
                                           =========                 =========

Earnings Per Share                             $1.24                     $0.85
EPS - Before Extraordinary Items               $1.24                     $0.85
EPS - Fully Diluted                            $1.24                     $0.85
Dividends Per Share                            $0.00                     $0.00

Reported Total Assets                    603,494,731               369,048,502
US/Canada GAAP Differences
  Loans to Purchase Shares                  (587,937)                 (561,683)
  Deferred Income Taxes                    2,898,544                 2,176,047
  Unrealized Gain (Loss) on Investments    2,316,548                  (339,046)
                                           ---------                 ---------
Revised Total Assets                     608,121,886               370,323,820
                                         ===========               ===========

Reported Shareholders' Equity             54,722,658                18,376,016
US/Canada GAAP Differences
  Deferred Income Taxes                    2,898,544                 2,176,047
  Discounting on Claims                   (1,212,801)               (1,323,497)
  Loans to Purchase Shares                  (587,937)                 (561,683)
  Unrealized Gain (Loss) on Investments    2,316,548                  (339,046)
                                           ---------                 ---------
Revised Shareholders' Equity              58,137,012                18,327,837
                                          ==========                ==========

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

NOTE 7 - Subsequent Events

On August 12, 1997, SIG issued $ 135,000,000 in Trust Originated Preferred Securities ("Preferred Securities"). These Preferred Securities were offered through a wholly-owned trust subsidiary of SIG and are backed by Senior Subordinated Notes to the Trust from SIG. These Preferred Securities were offered under Rule 144A of the SEC ("Offering") and SIG will ultimately file a Form S-1 Registration Statement. The proceeds of the Offering were used to repurchase the remaining minority interest in GGSH for $61 million, repay the balance of the GGS Senior Credit Facility of $44.9 million and SIG expects to contribute the balance, after expenses, of approximately $24 million to the nonstandard automobile insurers. Expenses of the issue will aggregate 4.9 million and will be amortized over the term of the Preferred Securities (30 years). In the third quarter, the Company will write-off the remaining unamortized costs of the GGS Senior Credit Facility of approximately $1.4 million pre-tax or approximately $0.11 per share.

The excess of the acquisition price over the minority interest liability aggregated approximately $34,000,000 and was assigned to goodwill as the fair market value of acquired assets approximating their carrying value. Goodwill will be amortized over 25 years to match management's expectations of the expected benefit period.

The Preferred Securities have a term of 30 years with semi-annual interest payments due at 9.50%. The Preferred Securities may be redeemed in whole or in part after 10 years.

Assuming this offering took place at January 1, 1997, the proforma effect of this offering on the Company's consolidated statement of earnings for the six months ended is as follows:

                                            June 30, 1997
                                              Unaudited

Revenues                                    $ 163,147,910
Net earnings                                $   6,339,522
Net earnings per common share                      $ 1.14

The aforementioned proforma results do not include the effects of the write-off of the debt issuance cost to be recorded in the third quarter. The aforementioned proforma amounts are dilutive because of the additional reserve adjustment to the non-standard auto operations in the second quarter and the non- inclusion of investment income on the additional proceeds from the offering. The Company expects based on projected premium volumes and results of operations for the non-standard division that this transaction will be accretive to earnings in future years.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

GGS Management Holdings, Inc. ("GGSH") through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,300 independent agencies in 39 states.

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

The Company is currently negotiating the 1998 Standard Reinsurance Agreement with the FCIC. The current government proposal is to reduce the Buy-Up Expense Reimbursement Payment to 27 to 28% and reduce the profit sharing arrangement. The negotiations are on-going and the ultimate results cannot be determined at this time. There can be no assurance that the Company will negotiate terms which are favorable to the Company.

On June 9, 1997, the Secretary of Agriculture announced that the USDA would no longer provide CAT coverage through USDA offices in any state for the 1998 crop year. This is to be implemented by a transferring of CAT policies to the various members of the crop insurance industry. At this time, the Company has been preliminarily informed that it will receive approximately 17,000 policies that were formerly written by USDA offices, although there can be no assurance that the Company will receive this number of policies. Based on historical, per-policy averages, the Company has preliminarily estimated that it will receive approximately an additional $6 to $7 million in premiums from such transferred policies, however, there can be no assurance that this number will be realized. This estimate assumes that IGF will retain 100% of such premiums.

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

Results of Operations

For the three and six months ended June 30, 1997, the Company recorded net earnings of $2,735,618 and $7,342,512 or $0.49 and $1.32 per share, respectively. This is approximately a 13.9% decrease and a 36.3% increase from 1996 comparable amounts of $3,179,573 and $5,383,098 or $0.61 and $1.04 per share, respectively. The improved year-to-date earnings were attributable to continued premium growth of the nonstandard automobile segment and continued growth and profit in the crop segment. The improvement for the three months ended relates to the growth and profitability of the crop segment. The crop segment demonstrated enhanced profitability due to higher volume as well as normal crop underwriting expectations. Reinsurance operations at Granite Re and commercial insurance results from SIG-FL continue to meet expectations.

                                             For The Three Months Ended June 30,
                                                     1997                 1996

Nonstandard-Automobile Insurance Operations:
  Gross premiums written                      $90,481,000          $44,368,000
                                              ===========           ==========
  Net premiums written                        $74,255,000          $41,922,000
                                              ===========           ==========
  Net premiums earned                          65,139,000          $39,218,000
  Net investment income                         2,756,000            1,039,000
  Other income, principally billing fees        4,305,000            1,742,000
  Net realized capital loss                       742,000              264,000
                                                  -------              -------
  TOTAL REVENUES                               72,942,000           42,263,000
                                               ----------           ----------
  Losses and loss adjustment expenses          53,756,000           30,266,000
  Policy acquisition and general and           18,368,000           10,600,000
                                               ----------
  administrative expenses
  Interest and amortization of intangibles      1,227,000              696,000
                                                ---------              -------
  TOTAL EXPENSES                               73,351,000           41,562,000
                                               ----------           ----------
  Earnings (loss) before income taxes          $ (409,000)            $701,000
                                               ==========             ========
GAAP Ratios(Nonstandard Automobile Only):
  Loss and LAE Ratio                                82.5%                77.2%
  Expense ratio, net of billing fees                21.6%                22.6%
                                                    -----                -----
  Combined ratio                                   104.1%                99.8%
                                                   ======                =====

Without the reserve increase of $5.3 million, the ratios would have been as follows:

   Loss and LAE Ratio                               74.4%                77.2%
   Expense ratio, net of billing fees               21.6%                22.6%
                                                    -----                -----
   Combined ratio                                   96.0%                99.8%
                                                    =====                =====
Crop Insurance Operations:
  Gross premiums written                     $56,647,000           $59,133,000
                                             ===========           ===========
  Net premiums written                        $9,479,000           $14,690,000
                                              ==========           ===========
  Net premiums earned                         $7,758,000            $6,063,000
  Net investment income                           43,000               (66,000)
  Other income                                 1,448,000               775,000
  Net realized capital gain (loss)                    --                    --
                                                      --                    --
  TOTAL REVENUES                               9,294,000             6,772,000
                                               ---------             ---------
  Losses and loss adjustment expenses          4,269,000             6,047,000
  Policy acquisition and general and          (1,260,000)           (2,433,000)
  administrative expenses
  Interest expense                                13,000                25,000
  TOTAL EXPENSES                               3,022,000             3,639,000
                                               ---------             ---------
  Earnings before income taxes                $6,227,000            $3,133,000
                                              ==========            ==========

                                             For The Six Months Ended June 30,
                                              1997                         1996

Nonstandard-Automobile Insurance Operations:
  Gross premiums written                    $165,547,000            $62,290,000
                                            ============            ===========
  Net premiums written                      $133,843,000            $62,089,000
                                            ============            ===========
  Net premiums earned                       $128,244,000            $52,844,000
  Net investment income                        5,094,000              1,435,000
  Other income, principally billing fees       7,204,000              2,333,000
  Net realized capital gain (loss)             1,684,000                212,000
                                               ---------                -------
  TOTAL REVENUES                             142,226,000             56,824,000
                                             -----------             ----------
  Losses and loss adjustment expenses         99,024,000             38,831,000
  Policy acquisition and general and          35,492,000             15,774,000
  administrative expenses
  Interest and amortization of intangibles     2,711,000                696,000
                                               ---------                -------
  TOTAL EXPENSES                             137,227,000             55,301,000
                                             -----------             ----------
  Earnings before income taxes                $4,999,000             $1,523,000
                                              ==========             ==========
GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                               77.2%                  73.5%
  Expense ratio, net of billing fees               22.1%                  25.4%
                                                   -----                  -----
  Combined ratio                                   99.3%                  98.9%
                                                   =====                  =====

Without the reserve increase of $5.3 million, the ratios would have been as follows:

  Loss and LAE Ratio                               73.1%                  73.5%
  Expense ratio, net of billing fees               22.1%                  25.4%
                                                   -----                  -----
  Combined ratio                                   95.2%                  98.9%
                                                   =====                  =====
Crop Insurance Operations:
  Gross premiums written                   $108,356,000             $80,537,000
                                           ============             ===========
  Net premiums written                      $16,680,000             $14,953,000
                                            ===========             ===========
  Net premiums earned                       $ 7,768,000             $ 6,222,000
  Net investment income                          92,000                  96,000
  Other income                                3,587,000               1,148,000
                                              ---------
  Net realized capital gain (loss)                   --                  16,000
                                                     --                  ------
  TOTAL REVENUES                             11,447,000               7,482,000
                                             ----------               ---------
  Losses and loss adjustment expenses         4,269,000               6,444,000
  Policy acquisition and general and         (6,026,000)             (4,266,000)
  administrative expenses
  Interest expense                               24,000                 120,000
                                                 ------                 -------
  TOTAL EXPENSES                            (1,733,000)               2,298,000
                                            -----------               ---------
  Earnings before income taxes              $13,180,000              $5,184,000
                                            ===========              ==========

Statutory Capital and Surplus:
  Pafco                                     $17,273,000             $14,872,000
                                            ===========              ==========
  IGF                                       $36,760,000             $11,559,000
                                            ===========              ==========
  Superior                                  $65,018,000             $48,036,000
                                            ===========              ==========

Consolidated gross premiums written increased 36.3% in the second quarter and 85.1% year-to-date in comparison to 1996 due to growth in both the nonstandard auto and crop segments. Gross premiums written for the nonstandard auto segment increased 104% in the second quarter and 166% year-to-date. Such increase was due primarily due to gross premiums written from Superior of $71,921,000 and $128,846,000 for the three and six months ended June 30, 1997, respectively, as compared to $25,202,000 in 1996 subsequent to its acquisition on April 30, 1996. While a portion of this increase relates to four additional months of premium in 1997 of Superior, additional premium growth relates to internal growth due to improved service, certain product improvements and tougher uninsured motorist laws in states such as California and Florida. The year-to-date increase was primarily due to volume rather than rate increases, although the Company adjusts rates on an ongoing basis. Gross premiums written for the crop segment decreased 4.2% in the second quarter and increased 34.5% year-to-date. The year-to-date increase was due to continued industry privatization and aggressive marketing efforts, while the decrease in the second quarter is a reflection of timing of processing of acreage reports. Remaining gross written premiums represent commercial business which was ceded 100% effective January 1, 1996 to an affiliate, Granite Reinsurance Company Ltd.

Net premiums written increased in the second quarter and year-to-date for 1997 as compared to 1996 due to the growth in gross premiums written offset by quota share reinsurance.

In 1997, the Company ceded $15,876,000 and $31,353,000 of nonstandard automobile premiums during the second quarter and year-to-date as part of a 20% quota share treaty instituted January 1, 1997. No such treaty was in effect during 1996. In 1997, the Company ceded $6,903,000 and $11,905,00 of crop hail premiums during the second quarter and year-to-date as part of a 40% quota share treaty instituted January 1, 1997. In 1996, crop hail premiums were ceded at a rate of 10%. The nonstandard automobile quota share reinsurance treaty is not expected to continue in effect subsequent to the Offering of the Preferred Securities.

Net premiums earned increased for the three and six months ended June 30, 1997 as compared to the corresponding periods of the prior year, reflecting the strong growth in written premiums offset by the effects of the nonstandard automobile and crop hail quota share treaties.

Net investment income increased $3,427,917 and $6,470,305 for the three and six months ended June 30, 1997 as compared to the corresponding periods of the prior year. Such increases were due primarily to investment income from Superior and greater invested assets. The second quarter of 1996 included a one-time gain from the sale of investments of $2,200,000.

Other income increased $1,081,046 and $5,849,255 for the three and six months ended June 30, 1997 as compared to the corresponding periods of the prior year. Such increases were due to billing fee income on nonstandard automobile business at Superior and an increase in the in-force policy count. There was also an increase in the receipt of CAT Coverage fees and CAT LAE reimbursement payments due to higher premium volume.

The loss ratio for the nonstandard automobile segment was 82.5% and 77.2% for the three and six months ended June 30, 1997 as compared to 77.2% and 73.5% for the corresponding periods in 1996. The Company, as part of management's actions to reduce costs and combine operations of the nonstandard automobile division, combined the claims management as well as the reserving philosophies of Superior Insurance Company with Pafco General Insurance Company, the two nonstandard automobile insurance companies in the Group. In order to align the different reserving philosophies of its two subsidiaries, the Company adopted the more conservative methodology for the combined business which required an increase of reserves of $5.3 million. This adjustment increased the second quarter and year-to-date 1997 loss ratio by 8.1% and 4.1%. While the Company believes those actions were necessary, the establishment and monitoring of reserve levels are a highly subjective process involving numerous estimates and assumptions. Therefore, actual results may differ from current estimates. The crop hail loss ratio in 1997 is 54.2% compared to 61.0% in 1996.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and offset by increases in reinsurance commission income. Policy acquisition and general and administrative expenses rose to $19,435,633 and $33,864,132 or 25.2% and 23.7% of net premium earned for the three and six months ended June 30, 1997 compared to $10,763,139 and $16,755,942 or 21.1% and 22.1% of net premium earned in the corresponding periods of 1996. Such increase was due to a higher mix of nonstandard automobile premiums in 1997 as compared to 1996. The expense ratio, net of billing fees, for the nonstandard automobile segment improved to 21.6% and 22.1% for the three and six months ended June 30, 1997 as compared to 22.6% and 25.4% for the corresponding periods in 1996, due to technological and operational efficiencies, economies of scale and tighter expense controls.

Due to the accounting for the crop insurance segment, operating expenses for the three and six months ended June 30, 1997 includes a contribution to earnings of $1,260,000 and $6,026,000, as compared to comparable amounts of $2,433,000 and $4,266,000 for the corresponding periods in 1996. Such increase was due to greater Buy-up Expense Reimbursement Payments and MPCI underwriting gain due to increased premium volumes.

The nonstandard automobile quota share treaty reduced premiums earned, losses and LAE incurred and policy acquisition and general administrative expenses by $12,442,000, $8,631,000 and $3,501,000, and $15,812,000, $10,912,000 and
$4,505,000, respectively, for the three and six months ending June 30, 1997, for a net pre-tax earnings reduction of $310,000 and $395,000 in the three and six months ending June 30, 1997. Reduction in expenses reflects ceding commission income net of a deferred acquisition cost adjustment.

Interest expense decreased $321,174 and increased $712,767 for the three and six months ended June 30, 1997 as compared to the corresponding periods in the prior year due primarily to interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility will be repaid with the proceeds from SIG's Offering of the Preferred Securities.

Income tax expense was 36.1% and 34.0% of pre-tax income for the three and six months ended June 30, 1997 as compared to 21.4% and 24.0% in 1996. The increase was due to a higher proportion of earnings in U.S. operations and sales of tax exempt securities in 1996 as part of the restructuring of the investment portfolio.

Financial Condition and Capital Reserves and Liquidity

The Company's total assets of $603,494,731 at June 30, 1997 increased $222,152,959 from $ 381,341,772 as of December 31, 1996. The primary reasons for this increase were an increase of $22,945,917 in cash and invested assets and increases in receivables and reinsurance assets due to growth in premium volume. The increase in cash and invested assets was due to the increase in cash flow from operations. The Company did not significantly change its investment mix or philosophy in 1997.

Net cash provided by operating activities in 1997 aggregated 25,806,106 compared to $5,741,915 in 1996. This increase in funds provided was caused by additional cash of 7,906,267 from net earnings adjusted for non-cash expenses and realized gains or losses, continued premium growth and the normal receipt of funds from the FCIC in the first quarter on the crop insurance operations.

Net cash used in investing activities decreased from $79,872,523 in 1996 to $15,206,222 in the second quarter of 1997 reflecting the acquisition of Superior in 1996 offset in part by the application of funds received from operating activities.

In 1997, financing activities utilized cash of $203,237 compared to cash provided of $71,556,608 in 1996. The Company paid principal of $3,128,000 on its term debt as scheduled. The contribution from the GS Funds of $2,304,000 represents a contribution to GGS Holdings that was ultimately contributed to the insurance subsidiaries for surplus. The Company also contributed cash to maintain its 52% share. The crop insurance segment had no need to borrow funds on its revolver in 1997 due to the proceeds it received from the initial public offering and continued growth and profitable operations.

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

ITEM 2.       CHANGES IN SECURITIES
              None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
              None

ITEM 5.       OTHER INFORMATION
              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              None


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: August 12, 1997                               By:__/s/ Alan G. Symons____
                                                     Alan G. Symons
                                                     President





Dated: August 12, 1997                               By:__/s/ Gary P. Hutchcraft
                                                     Gary P. Hutchcraft
                                                     Vice President, Treasurer
                                                     and Chief Financial Officer