Form 10-Q
period 1997-09-30
GORAN CAPITAL INC
filed 1997-11-12
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of November 12, 1997, there were 5,570,277 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                               September 30, 1997
                                      Page
                                     Number

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements...........................................      3

        Consolidated Financial Statements:
        Consolidated Balance Sheets at September 30, 1997 and
           December 31, 1996...........................................      4

        Consolidated Statements of Earnings for the Three
        and Nine Months Ended September 30, 1997 and 1996..............      5

        Consolidated Statements of Changes in Cash Resources
        for the Nine Months Ended September 30, 1997 and 1996..........      7

        Consolidated Statements of Shareholders' Equity................      8

        Notes to Consolidated Financial Statements.....................      9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations............................     14

PART 2  OTHER INFORMATION..............................................     23

SIGNATURES.............................................................     23

GORAN CAPITAL INC.
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

These quarterly interim financial statements are unaudited and are stated in U.S. dollars.

GORAN CAPITAL INC.
CONSOLIDATED BALANCE SHEETS
(Canadian GAAP, stated in U.S. Dollars)


                                          September 30,     December 31,
                                              1997             1996

ASSETS
Cash and Investments                      $252,929,916     $206,670,797
Accounts Receivable
  Premiums Receivable                      162,913,234       63,873,697
  Due From Insurance Companies              19,732,267       33,905,128
  Due From Associated Companies                450,216          140,423
  Accrued and Other Receivables              5,266,410        3,329,893
                                             ---------        ---------
                                           188,362,127      101,249,141
Reinsurance recoverable on outstanding
claims                                     150,887,102       33,112,946
Prepaid reinsurance premiums                34,363,628       14,983,097
Capital Assets                              11,187,031        4,801,086
Deferred Policy Acquisition Costs           12,973,105       13,859,492
Intangibles                                 41,254,096        1,329,736
Other Assets                                 4,144,386        5,335,477
                                            ----------        ---------

Total Assets                              $696,101,391     $381,341,772
                                          ============     ============

LIABILITIES
Accounts Payable
  Due to Insurance Companies              $111,752,271       $5,754,831
  Accrued and Other Payables                19,968,697       21,050,919
                                            ----------       ----------
                                           131,720,968       26,805,751
Outstanding Claims                         219,286,169      127,044,804
Unearned Premiums                          119,647,918       91,206,974
Bank Loans                                   6,206,475       48,000,000
                                             ---------       ----------
Total Liabilities                          476,861,530      293,057,529
                                           -----------      -----------
Minority Interest:
  Preferred Securities                     135,000,000              ---
                                           -----------              ---
  Equity in net assets of subsidiary        25,397,434       41,026,354
                                            ----------       ----------
SHAREHOLDERS' EQUITY
Capital Stock                               17,459,640       17,416,431
Contributed Surplus                          2,774,606        2,774,606
Retained Earnings                           38,866,028       27,401,236
Cumulative Translation Adjustment            (257,847)        (334,384)
                                             ---------        ---------
Total Shareholders' Equity                 $58,842,427      $47,257,890
                                           -----------      -----------

Total Liabilities and Shareholders'       $696,101,391     $381,341,772
                                          ============     ============
Equity


See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in U.S. Dollars)
                                           For the three months ending
                                          September 30,   September 30,
                                              1997            1996

Gross Premiums Written                     $102,845,354    $71,812,920
                                           ============    ===========
Net Premiums Earned                         $76,474,256    $71,795,680
Fee Income                                    4,198,852      1,608,006
Net Investment Income/Net Realized
Gains and Losses                              7,364,082      1,320,245
                                              ---------      ---------
   Total Revenues                            88,037,190     74,723,931
                                             ----------     ----------
Net Claims Incurred                          57,159,387     49,684,080
General and Administrative Expenses          18,693,909     14,987,813
Amortization of Intangibles                     393,536        210,695
Interest Expense                                539,579      1,715,689
                                                -------      ---------
   Total Expenses                            76,786,411     66,598,277
                                             ----------     ----------
Income Before Undernoted Items               11,250,779      8,125,654
Provision for Income Taxes                    3,855,449      3,132,898
Distributions on Preferred Securities           686,716            ---
Equity in earnings of subsidiary              2,586,334        833,133
                                              ---------        -------
   Net Earnings                              $4,122,280     $4,159,623
                                             ==========     ==========
   Earnings Per Share - Basic                     $0.74          $0.79
                                                  =====          =====
   Earnings Per Share - Fully Diluted             $0.69          $0.72
                                                  =====          =====

See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in U.S. Dollars)


                                          For the Nine Months Ending

                                         September 30,     September 30,
                                              1997             1996


Gross Premiums Written                   $382,984,164     $222,096,120
                                         ============     ============
Net Premiums Earned                       219,239,586     $147,386,503
Fee Income                                 14,990,166        5,670,009
Net Investment Income/Net Realized
Gains and Losses                           15,955,348        4,321,263
                                           ----------        ---------
   Total Revenues                         250,185,100      157,377,775
                                          -----------      -----------
Net Claims Incurred                       164,703,777      106,232,444
General and Administrative Expenses        52,264,556       31,743,755
Amortization of Intangibles                   687,021          210,695
Interest Expense                            2,990,990        3,454,332
                                            ---------        ---------
   Total Expenses                         220,646,344      141,641,226
                                          -----------      -----------
Income Before Undernoted Items             29,538,756       15,736,549
Provision for Income Taxes                 10,077,930        4,962,319
Distributions on Preferred Securities         686,716              ---
Equity in earnings of subsidiary            7,309,318        1,231,509
                                            ---------        ---------
   Net Earnings                           $11,464,792       $9,542,721
                                          ===========       ==========

   Earnings Per Share - Basic                   $2.06            $1.83
                                                =====            =====
   Earnings Per Share - Fully Diluted           $1.95            $1.69
                                                =====            =====
Weighted Average Shares Outstanding:
   Primary                                  5,552,097        5,226,707
                                            =========        =========
   Fully Diluted                            6,285,245        5,712,159
                                            =========        =========


See Notes to Consolidated Financial Statements

GORAN CAPITAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN
CASH RESOURCES FOR THE NINE MONTHS ENDING
(Canadian GAAP, stated in U.S. Dollars)

                                               September 30,     September 30,
                                                    1997             1996

CASH PROVIDED BY OPERATING ACTIVITIES
Net Earnings For The Period                      $11,464,792        $9,542,721
Items Not Affecting Cash Resources:
  Amortization                                     1,192,000           286,124
  Loss (Gain) on Disposal of Investments         (5,465,000)           388,058
  Minority Interest in Net Income of
  Consolidated Subsidiary                          7,137,718         1,231,509
Net changes in operating assets and
liabilities:
  Decrease (Increase) in Other Assets          (136,510,781)       (1,215,223)
  Decrease (Increase) in Deferred Policy
  Acquisition Costs                                  762,033         1,633,676
  Increase(Decrease) in Deferred Income
  Taxes                                                  ---            55,058
  Increase (Decrease) in Unearned Premiums        29,259,299       (7,190,451)
  Increase (Decrease) in Outstanding Losses       93,384,459         (535,678)
  Decrease (Increase) in Accounts Receivable    (88,021,444)         4,637,359
  Increase (Decrease) in Accounts Payable        105,152,548         2,389,128
                                                 -----------         ---------
  Net Cash provided by Operations                 18,355,624        11,222,281
                                                  ----------        ----------
INVESTING ACTIVITIES:
  Net Purchase of Marketable Securities         (49,912,503)      (15,043,179)
  Acquisition of Subsidiary                     (61,000,000)      (63,228,000)
  Other Investing Activities                          30,243               ---
  Net Purchase of Capital Assets                 (3,807,023)         (865,608)
                                                 -----------         ---------
  Net Cash Used by Investing Activities        (114,689,283)      (79,136,787)
                                               -------------      ------------

FINANCING ACTIVITIES:
  Issue of Preferred Securities                  130,100,000               ---
  Increase (Reduction) of Borrowed Funds        (41,362,845)        57,676,203
  Increase (Decrease) in Minority Interest         2,474,099        18,319,390
  Issue of Share Capital                             199,478           445,035
                                                     -------           -------
  Net Cash Provided by Financing Activities       91,410,732       $76,440,628
                                                  ----------       -----------
Change in Cash Resources During the Period       (4,922,927)         8,526,122
Cash Resources, Beginning of Period               33,730,582        10,613,027
                                                  ----------        ----------
Cash Resources, End of Period                    $28,807,655       $19,139,149
                                                 ===========       ===========
Cash Resources are Comprised of:
  Cash                                            $9,972,091        $6,369,897
  Short-Term Investments                          18,835,564        12,769,252
                                                  ----------        ----------
  Sub-total                                      $28,807,655       $19,139,149
                                                 ===========       ===========

See Notes to Consolidated Financial Statements


GORAN CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Canadian GAAP, stated in U.S. Dollars)


                                   Common      Contributed   Cumulative        Retained        Total
                                    Stock       Surplus      Translation       Earnings     Stockholders'
                                                             Adjustment        (Deficit)       Equity

Balance at December 31, 1995   $16,874,923             --    $(357,777)      $(3,895,014)    $12,622,132
Issuance of common shares          482,199             --            --                --        482,199
Increase in Contributed Surplus        ---      3,081,000           ---               ---      3,081,000
Change in cumulative
translation adjustment                  --             --      (40,757)                --       (40,757)
Net Earnings                            --             --            --         9,542,721      9,542,721

Balance at September 30, 1996  $17,357,122     $3,081,000    $(398,534)        $5,647,707    $25,687,295
                               ===========     ==========    ==========        ==========    ===========

Issuance of common shares           59,309             --            --                --         59,309
Change in contributed surplus           --      (306,394)            --                --       (306,394)
Change in cumulative
transaction adjustment                  --             --        64,151                           64,151
Net earnings                            --             --            --        21,753,259     21,753,259
Balance at December 30, 1996    17,416,431      2,774,606     (334,383)        27,401,236     47,257,890
Issuance of common shares           43,209             --            --                --         43,209
Change in contributed surplus           --             --            --                --             --
Change in cumulative
translation adjustment                  --             --        76,536                --         76,536
Net earnings                            --             --            --        11,464,792     11,464,792

Balance at September 30, 1997  $17,459,640     $2,774,606    $(257,847)       $38,866,028    $58,842,427
                               ===========     ==========    ==========       ===========    ===========

See Notes to Consolidated Financial Statements

                                      -8-

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For The Three and Nine Months Ended September 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The foregoing consolidated condensed financial statements are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period presented have been included. All adjustments are of a normal and recurring nature. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of Goran Capital Inc. ("Goran" and the "Company") and its 67% owned subsidiary, Symons International Group, Inc. ("SIG") and its wholly-owned subsidiaries, IGF Insurance Company ("IGF"), Pafco General Insurance Company ("Pafco") and Superior Insurance
Company ("Superior")), and Goran's wholly-owned subsidiaries, Granite Reinsurance Company Ltd., Granite Insurance Company and Symons International Group - Florida. Prior to August 12, 1997, Pafco and Superior were 52% owned by SIG. The consolidated condensed interim financial statements have been prepared in accordance with Article of Regulation S-X and, therefore, do not include all information and footnotes normally shown in full annual financial statements.

These unaudited consolidated condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP") except as disclosed in Note 5. All material intercompany amounts have been eliminated.

NOTE 2 - REINSURANCE

In order to reduce risk and increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of its ultimate liability to its insureds for the risks ceded to reinsurers. As such, the Company is subject to credit risk with respect to risks ceded to reinsurers should a reinsurer fail. Effective January 1, 1996 reinsurance was placed as follows: For the nonstandard automobile segment, the Company only purchases excess of loss and catastrophic protections which result in minimum ceded premium in proportion to gross written premiums. For the crop segment, the Company reinsures to the Federal Crop Insurance Corporation ("FCIC"), an agency of the United States Department of Agriculture, all of its Multi-Peril Crop Insurance ("MPCI") business which has an underwriting gain or loss feature. The Company reinsures stop-loss protection to third party reinsurers on its MPCI and crop hail business. Regarding the crop hail line of business, the Company also carries an excess of loss (stop-loss) protection, with third party reinsurers. Effective January 1, 1997, the Company ceded 20% of its new and renewal nonstandard automobile business, 40% of its crop hail business and 50% of its crop hail business under certain quota share arrangements. Third party reinsurers receive 90% of the ceded non-standard automobile business. Granite Reinsurance Company Ltd. is a participant in the auto quota share treaty, receiving 10% of the ceded nonstandard automobile business. Effective October 1, 1997, the automobile 20% quota share treaty was reduced to 10% due to increased surplus and capital at Pafco and Superior. Granite Reinsurance Company Ltd. is also a participant in the stop-loss protection on MPCI and crop hail business.

The effects of reinsurance are as follows:

GORAN CAPITAL INC.
Analysis of Effects of Reinsurance
(Canadian GAAP, stated in U.S. Dollars)


                               For The Three Months Ended
                           September 30,         September 30,
                              1997                 1996
Premiums Written
  Gross                   $102,845,354           $71,812,920
  Ceded                   (31,927,349)           (4,251,610)
                          ------------           -----------
  Net                      $70,918,005           $67,561,310
                           ===========           ===========
Premiums Earned
  Gross                   $141,968,658           $89,850,429
  Ceded                   (65,494,402)          (18,054,749)
                          ------------          ------------
  Net                      $76,474,256           $71,795,680
                           ===========           ===========
Claims Incurred
  Gross                   $150,716,971           $61,831,599
  Ceded                   (93,557,584)          (12,147,519)
                          ------------          ------------
  Net                      $57,159,387           $49,684,080
                           ===========           ===========



                            For the Nine Months Ended
                          September 30,    September 30,
                             1997              1996
Premiums Written
  Gross                 $382,984,164       $222,096,120
  Ceded                (154,684,164)       (71,430,757)
                       -------------       ------------
  Net                   $228,300,000       $150,665,363
                        ============       ============
Premiums Earned
  Gross                 $354,330,948       $233,152,905
  Ceded                (135,091,362)       (85,766,402)
                       -------------       ------------
  Net                   $219,239,586       $147,386,503
                        ============       ============
Claims Incurred
  Gross                 $309,514,681       $140,268,840
  Ceded                (144,810,904)       (34,036,396)
                       -------------       ------------
  Net                   $164,703,777       $106,232,444
                        ============       ============


                       September 30,         December 31,
                          1997                 1996
Unearned Premiums
  Gross               $119,647,918          $ 91,206,974
  Ceded               (34,363,489)          (14,983,097)
                      ------------          ------------
  Net                  $85,284,429          $ 76,223,877
                       ===========          ============
Outstanding Claims
  Gross               $219,286,169          $127,044,804
  Ceded                (83,952,154)          (33,112,946)
                      ------------          ------------
  Net                 $135,334,016          $ 93,931,858
                      ============          ============

NOTE 3 - CONTINGENT LIABILITY

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

IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 Million as reimbursement for certain expenses. IGF alleges the FCIC wrongfully sought to hold IGF responsible for these expenses. The FCIC counterclaimed for approximately $1.2 Million in claims payments for which the FCIC contends IGF is responsible for as successor to the run-off book of business. On October 27, 1997, IGF reached an agreement with the FCIC to settle the case, with both parties dismissing all claims against one another which were subject to the litigation. The FCIC has agreed to pay IGF a lump sum payment of $60,000.

NOTE 4 - CAPITAL STOCK

For the three and nine months ended September 30, 1997, 0 and 164,457 common shares were issued by the Company pursuant to warrants previously issued to debenture holders and pursuant to an established Company Employee Stock Option Plan.

NOTE 5 - UNITED STATES ACCOUNTING PRINCIPLES

These  unaudited   consolidated  financial  statements  have  been  prepared  in accordance with CDN GAAP. The difference between CDN GAAP and US GAAP are as follows:

                                            For The Three Months Ended
                                     September 30,               September 30,
                                          1997                        1996
Reported Net Earnings                  $4,122,280                  $4,159,623
US/Canada GAAP Differences
  Discounting on Outstanding Claims         (116)
  Deferred Income Taxes                       ---                     472,266
                                              ---                     -------
Revised Net Earnings                   $4,122,164                  $4,631,889
                                       ==========                  ==========
Earnings Per Share                          $0.63                       $0.81
EPS - Before Extraordinary Items            $0.63                       $0.81
EPS - Fully Diluted                         $0.63                       $0.81
Dividends Per Share                           ---                         ---

                                           For The Nine Months Ended
                                         September 30,    September 30,
                                              1997             1996

Reported Net Earnings                      $11,464,792       $9,542,721
US/Canada GAAP Differences
  Discounting on Outstanding Claims             37,777              ---
  Deferred Income Taxes                            ---        (164,960)
                                                   ---        ---------
Revised Net Earnings                       $11,502,568       $9,377,761
                                           ===========       ==========

Earnings Per Share                               $1.87            $1.66
EPS - Before Extraordinary Items                 $1.87            $1.66
EPS - Fully Diluted                              $1.87            $1.66
Dividends Per Share                                ---              ---

Reported Total Assets                     $696,101,391     $387,886,110
US/Canada GAAP Differences
  Loans to Purchase Shares                   (587,554)        (564,528)
  Deferred Income Taxes                      2,128,086        2,737,000
  Unrealized Gain (Loss) on Investments      5,890,746           95,398
                                             ---------           ------
Revised Total Assets                      $703,532,669     $390,153,980
                                           ============    ============

Reported Shareholders' Equity              $58,842,427      $25,687,295
US/Canada GAAP Differences
  Deferred Income Taxes                     2,128,086         2,737,000
  Discounting on Claims                   (1,212,012)        (1,330,201)
  Loans to Purchase Shares                  (587,554)          (564,528)
  Unrealized Gain (Loss) on Investments     5,890,746            95,398
                                            ---------            ------
Revised Shareholders' Equity              $65,061,693       $26,624,963
                                          ===========       ===========

NOTE 6 - PREFERRED SECURITY OFFERING

On August 12, 1997, SIG issued $135 million in Trust Originated Preferred Securities ("Preferred Securities"). These Preferred Securities were offered through a wholly-owned trust subsidiary of SIG and are backed by Senior Subordinated Notes to the Trust from SIG. These Preferred Securities were offered under Rule 144A of the SEC ("Offering") and, pursuant to the
Registration Rights Agreement executed at closing. SIG filed a Form S-4 Registration Statement with the SEC on September 16, 1997 to effect the Exchange Offer. The S-4 Registration Statement was declared effective on September 30, 1997 and the Exchange Offer successfully closed on October 31, 1997. The proceeds of the Offering were used to repurchase the remaining minority interest in GGSH for $61 million, repay the balance of the GGS Senior Credit Facility of $44.9 million and, pursuant to the Registration Rights Agreement executed at closing, SIG expects to contribute the balance, after expenses, of approximately $24 million to the nonstandard automobile insurers of which $10.5 million was contributed in the third quarter. Expenses of the issue will aggregate 4.9 million and will be amortized over the term of the Preferred Securities (30 years). In the third quarter, the Company wrote-off the remaining unamortized costs of the GGS Senior Credit Facility of approximately $1.4 million pre-tax or approximately $0.11 per share.

The excess of the acquisition price over the minority interest liability aggregated approximately $ 37,896,000 and was assigned to goodwill as the fair market value of acquired assets approximating their carrying value. Goodwill will be amortized over 25 years to match management's expectations of the expected benefit period.

The Preferred Securities have a term of 30 years with semi-annual interest payments commencing February 15, 1997 at 9.50%. The Preferred Securities may be redeemed in whole or in part after 10 years.

SIG shall not, and shall not permit any subsidiary, to incur directly or indirectly, any indebtedness unless, on the date of such Incurrence (and after giving effect thereto), the Consolidated Coverage Ratio exceeds 2.5 to 1. The Coverage Ratio is the aggregate of net earnings, plus interest expense, income taxes, depreciation, and amortization divided by interest expense for the same period.

Assuming this offering took place at January 1, 1997, the proforma effect of this offering on the Company's consolidated statement of earnings for the nine months ended is as follows:

                                    September 30, 1997
                                        Unaudited

Revenues                              $ 250,185,000
Net earnings                          $   9,512,000
Net earnings per common share                $ 1.71

The aforementioned proforma results do not include the effects of the write-off of the debt issuance cost recorded in the third quarter. The aforementioned proforma amounts are dilutive because of the additional reserve adjustment to the non-standard auto operations in the second quarter and the non-inclusion of investment income on the additional proceeds from the offering. The Company expects based on projected premium volumes and results of operations for the non-standard division that this transaction will be accretive to earnings in future years.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

Symons International Group, Inc., through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

The Company follows the customary industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. As part of its internal procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and therefore, can meet their obligations to the Company under the terms of the reinsurance treaties.

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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,300 independent agencies in 40 states.

MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines. For income statement purposes under Generally Accepted Accounting Principles (GAAP), Gross Premiums Written consist of the aggregate amount of MPCI premiums paid by farmers for "Buy-up Coverage" (MPCI coverage in excess of CAT Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage (the minimum available level of MPCI Coverage). By contrast, Net Premiums Written does not include any MPCI Premiums or subsidies, all of which are deemed to be ceded to the FCIC as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For GAAP income statement purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses.

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of Gross Premiums Written for each Buy-up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE Reimbursement Payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI Loss Ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1998, 1997 and 1996, the Buy-up Expense Reimbursement Payment has been set at 27%, 29% and 31%, respectively, of the MPCI Premium. For GAAP income statement purposes, the Buy-up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as other income.

On June 9, 1997, the Secretary of Agriculture announced that the USDA would transfer to the private sector CAT coverage. At this time, the Company has received approximately 17,000 policies that were formerly written by USDA offices, although there can be no assurance that the Company will receive this number of policies. Based on historical FSA CAT transfer per-policy averages, the Company has preliminarily estimated that it will receive approximately an additional $2 to $3 million in premiums from such transferred policies, however, there can be no assurance that this number will be realized. This estimate assumes that IGF will retain 100% of such premiums.

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

In addition to crop hail insurance, the Company also sells Named Peril Coverages. These products cover specific crops and are generally written on terms that are specific to the kind of crop and farming practice involved and the amount of actuarial data available. The Company plans to seek potential growth opportunities in this niche market by developing basic policies on a diverse number of named crops grown in a variety of geographic areas and to offer these policies primarily to large producers through certain select agents.

In order to reduce the Company's potential loss exposure under the MPCI program, in addition to Reinsurance obtained from the FCIC, the Company purchases stop-loss Reinsurance from other private insurers. Such Reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop-loss coverage. For crop hail insurance, the Company protects itself with quota share Reinsurance and various layers of stop-loss Reinsurance. Based on a review of the reinsurers' financial health and reputation in the insurance marketplace, the Company believes that the reinsurers for its crop insurance business are financially sound and that they therefore can meet their obligations to the Company under the terms of the Reinsurance treaties.

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

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI Gross Premiums Written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter (all winter wheat type policies are recognized in the fourth quarter), (ii) commission expense at a rate of 16% of MPCI Gross Premiums Written recognized and (iii) Buy-up Expense Reimbursement at the applicable rate of MPCI Gross Premiums Written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI Gross Premiums Written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI Gross Premiums Written, unless other circumstances require a different approach. The remaining amount of Gross Premiums Written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

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

Results of Operations

For the three and nine months ended September 30, 1997, the Company recorded net earnings of $ 4,122,280 and $ 11,464,792 or $0.74 and $2.06 per share, respectively. This is approximately a 1% decrease and a 20.1% increase from 1996 comparable amounts of $ 4,159,623 and $9,542,721 or $0.79 and $1.83 per share. The improved earnings for the nine months ended were attributable to continued premium growth and improved expense ratios of the nonstandard automobile insurance segment and continued growth and profit in the crop insurance segment. The modest decrease for the three months ended relates to the initial public offering on November 5, 1996 of Goran's subsidiary, Symons International Group, Inc., which reduced its ownership of SIG from 100% to 67%.

                                           For the three months ended
                                                 September 30,
                                                 (in thousands)
                                                 1997       1996
Nonstandard-Automobile Insurance
Operations:
(in thousands)
  Gross premiums written                        $77,505    $56,836
                                                =======    =======
  Net premiums written                          $61,789    $56,489
                                                =======    =======
  Net premiums earned                           $61,059    $54,701
  Fee income                                      4,380      2,486
  Net investment income                           2,702      2,780
  Net realized capital gain/(loss)                3,837      (834)
                                                  -----      -----
     TOTAL REVENUES                              71,978     59,133
                                                 ------     ------
  Losses and loss adjustment expenses            44,873     38,300
  Policy acquisition and general and
  administrative expenses                        18,170     15,922
                                                 ------     ------
     TOTAL EXPENSES                              63,043     54,222
                                                 ------     ------
  Earnings before income taxes                   $8,935     $4,911
                                                 ======     ======

GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                              73.5%      70.0%
  Expense ratio, net of billing fees              22.6%      24.6%
                                                  -----      -----
  Combined ratio                                  96.1%      94.6%
                                                  =====      =====

Crop Insurance Operations:
(in thousands)
  Gross premiums written                        $23,997    $14,796
                                                =======    =======
  Net premiums written                           $4,576     $7,941
                                                 ======     ======
  Net premiums earned                           $10,985    $14,393
  Net investment income                              52         46
  Other income                                    (181)      (895)
  Net realized capital gain (loss)                 (55)        ---
                                                   ----        ---
     TOTAL REVENUES                              10,801     13,544
                                                 ------     ------
  Losses and loss adjustment expenses             9,030      9,642
  Policy acquisition and general and
  administrative expenses                       (2,609)    (1,741)
  Interest expense                                   40        242
                                                     --        ---
     TOTAL EXPENSES                               6,461      8,143
                                                  -----      -----
  Earnings before income taxes                   $4,340     $5,401
                                                 ======     ======

                                         For the nine months ended
                                               September 30,
                                              (in thousands)
                                            1997           1996
Nonstandard-Automobile Insurance
Operations:
(in thousands)
  Gross premiums written                  $243,052      $119,126
                                          ========      ========
  Net premiums written                    $195,632      $118,578
                                          ========      ========
  Net premiums earned                     $189,303      $107,545
  Fee income                                11,584         4,819
  Net investment income                      7,796         4,215
  Net realized capital gain/(loss)           5,521         (622)
                                             -----         -----
     TOTAL REVENUES                        214,204       115,957
                                           -------       -------
  Losses and loss adjustment expenses      143,897        77,131
  Policy acquisition and general and
  administrative expenses                   53,662        31,617
                                            ------        ------
     TOTAL EXPENSES                        197,559       108,748
                                           -------       -------
  Earnings before income taxes             $16,645        $7,209
                                           =======        ======
GAAP Ratios
(Nonstandard Automobile Only):
  Loss and LAE Ratio                         76.0%         71.7%
  Expense ratio, net of billing fees         22.2%         24.9%
                                                           -----
  Combined ratio                             98.2%         96.6%
                                             =====         =====

Crop Insurance Operations:
(in thousands)
  Gross premiums written                  $132,353       $95,332
                                          ========       =======
  Net premiums written                     $21,256       $22,894
                                           =======       =======
  Net premiums earned                      $18,753       $20,615
  Net investment income                        144           142
  Other income                               3,406           253
  Net realized capital gain                   (55)            16
                                              ----           ---
     TOTAL REVENUES                         22,248        21,026
                                            ------        ------
  Losses and loss adjustment expenses       13,299        16,086
  Policy acquisition and general and
  administrative expenses                  (8,635)       (6,114)
  Interest expense                               1           469
                                                --           ---
     TOTAL EXPENSES                          4,729        10,441
                                             -----        ------
  Earnings before income taxes             $17,519       $10,585
                                           =======       =======
Statutory Capital and Surplus:
  Pafco                                    $23,418
                                           =======
  IGF                                      $40,552
                                           =======
  Superior                                 $71,455
                                           =======

Consolidated Gross Premiums Written increased 43.2% in the third quarter and 72.4% year-to-date due to growth in both the nonstandard auto and crop segments. Gross Premiums Written for the nonstandard auto segment increased 36.4% in the third quarter and 104% year-to-date. While a portion of this increase relates to four additional months of premium in 1997 of Superior, additional premium growth relates to internal growth due to improved service, certain product improvements, tougher uninsured motorist laws in states such as California and Florida and entrance into new states such as Nevada and Oregon. Such increase was primarily due to volume rather than rate increases, although the Company adjusts rates on an ongoing basis. Gross Premiums Written for the crop segment increased 62.2% in the third quarter and increased 38.8% year-to-date. Such year-to-date increases were due to continued industry privatization and aggressive marketing efforts. Remaining gross written premiums represent commercial business which was ceded 100% effective January 1, 1996 to an affiliate, Granite Reinsurance Company Ltd.

Net Premiums Written increased in the third quarter and year-to-date for 1997 as compared to 1996 due to the growth in Gross Premiums Written offset by quota share reinsurance.

In 1997, the Company ceded 15,716,000 and 47,420,000 of nonstandard automobile premiums during the third quarter and year-to-date as part of a 20% quota share treaty instituted January 1, 1997. No such treaty was in effect during 1996. In 1997, the Company ceded 3,610,000 and 15,415,000 of crop hail premiums during the third quarter and year-to-date as part of a 40% quota share treaty instituted January 1, 1997. In 1996, crop hail premiums were ceded at a rate of 10%. The nonstandard automobile quota share reinsurance treaty was reduced to 10% effective October 1, 1997 following additional capital contributions to the insurance companies from the proceeds of the Preferred Securities Offering.

Net Premiums Earned increased for the three and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year, reflecting the strong growth in Gross Written Premiums offset by the effects of the nonstandard automobile and crop hail quota share treaties.

Fee income increased $2,590,846 and $9,320,157 for the three and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year. Such increases were due to billing fee income on nonstandard automobile business from an increase in in-force policy count. There was also an increase in the receipt of CAT Coverage Fees and CAT LAE Reimbursement Payments due to higher premium volume.

Net investment income/Net realized gains and losses increased $6,043,837 and $11,634,085 for the three and nine months ended September 30, 1997 as compared to the corresponding periods of the prior year. Realized gains were particularly strong in the third quarter on the strength of the equity markets and corresponding sales of securities that had reached targeted pricing levels. Such increases were also due to investment income from Superior and greater invested assets.

The Loss and LAE Ratio for the nonstandard automobile segment was 73.5% and 76.0% for the three and nine months ended September 30, 1997 as compared to 70.0% and 71.7% for the corresponding periods in 1996. The Crop Hail Loss Ratio in 1997 is 67.1% compared to 51.3% in 1996. The increase in the Loss and LAE Ratio for the nonstandard automobile segment reflects the recent growth in premium volume in an effort to increase market share and improve economics of scale. The $5.3 million reserve adjustment in the second quarter increases the nine-month Loss & LAE Ratio 2.8%. The increase was also due to increased severity in certain coverages. The increase in the crop hail loss ratio is the result of storm damage in the third quarter in certain eastern states.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company combined with a higher percentage of net premiums retained and offset by increases in reinsurance commission income. Policy acquisition and general and administrative expenses rose to $19,087,445 and $52,951,577 or 24.9% and 24.1% of Net Premium Earned for the three and nine months ended September 30, 1997 compared to $15,198,508 and $31,954,450 or 21.2% and 21.7% of Net Premium Earned in the
corresponding periods of 1996. Such increase was due to a higher mix of nonstandard automobile premiums in 1997 as compared to 1996. The Expense Ratio, net of billing fees, for the nonstandard automobile segment improved to 22.6% and 22.2% for the three and nine months ended September 30, 1997 as compared to 24.6% and 24.9% for the corresponding periods in 1996, due to technological and operational efficiencies, and continued economies of scale.

Due to the accounting for the crop insurance segment, operating expenses for the three and nine months ended September 30, 1997 includes a contribution to earnings of $2,609,000 and $8,035,000, as compared to comparable amounts of $1,741,000 and $6,114,000 for the corresponding periods in 1996. Such increase was due to greater Buy-up Expense Reimbursement Payments and MPCI underwriting gain due to increased premium volumes.

The nonstandard automobile quota share treaty reduced premiums earned, losses and LAE incurred and policy acquisition and general administrative expenses by $14,912,000, $9,943,000 and $4,596,000, and $30,724,000, $20,855,000, and
$9,101,000, respectively, for the three and nine months ending September 30, 1997, for a net pre-tax earnings reduction of $373,000 and $768,000 in the three and nine months ending September 30, 1997. Reduction in expenses reflects ceding commission income net of a deferred acquisition cost adjustment.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest position in GGSH, debt or preferred security issuance costs and organizational costs. The increase in the third quarter of 1997 reflects the effects of the Preferred Securities Offering.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense was 34.3% and 34.1% of pre-tax income for the three and nine months ended September 30, 1997 as compared to 31.5% and 38.6% in 1996.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of income taxes & minority interest.

Financial Condition and Capital Reserves and Liquidity

The Company's total assets of $696,101,391 at September 30, 1997 increased $314,759,619 from $ 381,341,772 as of December 31, 1996. The primary reasons for this increase were an increase of $46,259,119 in cash and invested assets and increases in receivables and reinsurance assets due to growth in premium volume and premium due on installment sales, which generates billing fee income and timing of crop operations and an increase in goodwill due to the acquisition of the minority interest portion of GGSH. The increase in cash and invested assets was due to the increase in cash flow from operations and proceeds from the Preferred Securities Offering. The Company did not significantly change its investment mix or philosophy in 1997.

Net cash provided by operating activities in 1997 aggregated $18,355,624 compared to $11,222,281 in 1996. This increase in funds provided was caused by additional cash of $ 2,881,098 from net earnings adjusted for non-cash expenses and realized gains or losses, continued premium growth which results in increased cash flow as loss payments lag receipt of premiums.

Net cash used in investing activities increased from $79,136,787 in 1996 to $114,689,283 in 1997 reflecting investment of remaining proceeds from the Preferred Securities Offering and cash flow from operations.

In 1997, financing activities provided cash of $96,310,732 compared to cash provided of $76,440,628 in 1996, with funds in 1997 being primarily from the Preferred Securities Offering while 1996 funds were provided from the financing of the acquisition of Superior.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
                    IGF instituted litigation against the FCIC on March 23, 1995 in the United States District Court for the Southern District of Iowa seeking $4.3 Million as reimbursement for certain expenses. IGF alleges the FCIC wrongfully sought to hold IGF responsible for these expenses. The FCIC counterclaimed for approximately $1.2 Million in claims payments for which the FCIC contends IGF is responsible for as successor to the run- off book of business. On October 27, 1997, IGF reached an agreement with the FCIC to settle the case, with both parties dismissing all claims against one another which were subject to the litigation. The FCIC has agreed to pay IGF a lump sum payment of $60,000.


ITEM 2.             CHANGES IN SECURITIES
                    None

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None

ITEM 4.             SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                    None

ITEM 5.             OTHER INFORMATION
                    None

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    Form 8-K filed on August 26, 1997 regarding issuance of Preferred Securities and acquisition of remaining 48% minority interest in GGSH. Form 8-KA filed on October 3, 1997 regarding issuance of Preferred Securities and acquisition of the remaining 48% minority interest in GGSH.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 12, 1997                 By: /s/ Alan G. Symons
                                         Alan G. Symons
                                         President





Dated: November 12, 1997                 By: /s/ Gary P. Hutchcraft
                                         Gary P. Hutchcraft
                                         Vice President, Treasurer and
                                         Chief Financial Officer

GORAN CAPITAL INC. - Consolidated                    Exhibit 11.01
Analysis of Earnings Per Share
As At:


                               September 30,                 September 30,
                                   1997                           1996
TSE Trading
Activity
                      Volume     Value       Average Price
Period Covered          #        (US $)          (US $)          (US $)
January to
September, 1997      2,183,863  $64,075,401     $29.34    A      $12.81





                                        September 30,        September 30,
                                            1997                 1996
Proceeds from Exercise of Warrants
and Options (US $)                       $3,551,952             $917,657
                                         ==========             ========
Shares Repurchased - Treasury
Method                                      121,060               71,653
                                            =======               ======
Shares Outstanding - Weighted
Average                                   5,552,097            5,226,707
Add: Options and Warrants
Outstanding                                 733,148              485,452
Less: Treasury Method - Shares
Repurchased                               (121,060)             (71,653)
                                          ---------             --------
Shares Outstanding for US GAAP
Purposes                                  6,164,185            5,640,506
                                          ---------            ---------
Net Earnings in Accordance with US
GAAP                                    $11,464,792           $9,377,761
                                        ===========           ==========
Earnings Per Share - US GAAP
(Primary and Fully Diluted)                   $1.86                $1.66
                                              =====                =====