Form 10-K/A
period 1997-12-31
GORAN CAPITAL INC
filed 1998-04-01
CIK 925600

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 2,714,062 of the Issuer's Common Stock held by nonaffiliates, as of March 20, 1998 was $77,350,767 (US).

The number of shares of Common Stock of the Registrant, without par value, outstanding as of March 20, 1998 was 5,730,276.

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