Form 10-Q
period 1998-03-31
GORAN CAPITAL INC
filed 1998-05-15
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of March 31, 1998, there were 5,808,466 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                      For The Quarter Ended March 31, 1998
                                                                      Page
                                                                     Number

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Consolidated Financial Statements:
         Unaudited Consolidated Balance Sheets at
         March 31, 1998 and December 31, 1997 ..........................3

         Unaudited Consolidated Statements of Earnings
         for the Three Months Ended March 31, 1998 and 1997 ............4

         Unaudited Consolidated Statements of Shareholders'
         Equity ........................................................5

         Unaudited Consolidated Statements of Changes in
         Cash Resources for the Three Months Ended
         March 31, 1998 and 1997 .......................................6

         Condensed Notes to Unaudited Consolidated Financial
         Statements ....................................................7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ...........................9

PART II  OTHER INFORMATION ............................................15

SIGNATURES ............................................................16

INDEX TO EXHIBITS
         Exhibit 11 - Computation of Per Share Earnings ...............17

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                      March 31,    December 31,
ASSETS                                                                  1998           1997

Cash and investments                                                  $275,522       $247,124

Accounts receivable

  Premiums receivable                                                  162,569         89,762

  Due from insurance companies                                          13,169         13,782

  Due from associated companies                                          4,495          1,442

  Accrued and other receivables                                          2,805          2,658
                                                                       -------        -------
        TOTAL ACCOUNTS RECEIVABLE                                      183,038        107,644

Reinsurance recoverable on outstanding claims                           67,980         94,424

Prepaid reinsurance premiums                                            96,882         36,607

Capital assets, net of accumulated depreciation                         14,586         12,230

Deferred policy acquisition costs                                       18,376         11,849

Deferred income taxes                                                    2,528          2,098

Intangibles                                                             42,636         42,562

Other assets                                                             6,826          6,310
                                                                       -------        -------
        TOTAL ASSETS                                                  $708,374       $560,848
                                                                       =======        =======

LIABILITIES

Accounts Payable:

  Due to insurance companies                                           $98,384        $37,350

  Accrued and other payables                                            30,388         27,266
                                                                       -------        -------
                                                                       128,772         64,616

Outstanding claims                                                     141,418        152,871

Unearned premiums                                                      209,967        118,616

Bank loans                                                               2,569          4,182
                                                                       -------        -------
                                                                       482,726        340,285
                                                                       -------        -------
Minority interest:

  Equity in net assets of subsidiaries                                  26,591         25,231

  Preferred securities                                                 135,000        135,000
                                                                       -------        -------
                                                                       161,591        160,231
                                                                       -------        -------
SHAREHOLDERS' EQUITY

Capital stock                                                           18,321         18,010

Contributed surplus                                                      2,775          2,775

Retained earnings                                                       43,356         39,839

Cumulative translation adjustment                                        (395)          (292)
                                                                          ---            ---
        TOTAL SHAREHOLDERS' EQUITY                                      64,057         60,332
                                                                       -------        -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $708,374       $560,848
                                                                       =======        =======

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                              1998          1997

Gross premiums written                                                      $177,196      $127,914

Less ceded premiums                                                          78,835         58,512
                                                                             ------         ------
Net premiums written                                                         98,361         69,402

Change in net unearned premiums                                              26,476          5,511
                                                                             ------         ------
Net premiums earned                                                          71,885         63,891

Fee income                                                                    6,489          5,038

Net investment income                                                         3,176          3,283

Net realized capital gain                                                     1,968            942
                                                                             ------         ------
      Total Revenues                                                         83,518         73,154
                                                                             ------         ------
Net claims incurred                                                          55,302         45,171

General and administrative expenses                                          16,022         13,760

Interest expense                                                                183          1,371

Amortization of intangibles                                                     511            129
                                                                             ------         ------
      Total expenses                                                         72,018         60,431
                                                                             ------         ------
      Earnings before undernoted items                                       11,500         12,723

Provision for income taxes                                                    4,023          4,117

Distribution of preferred securities, net of tax                              2,130            --

Minority interest                                                             1,645          3,712
                                                                             ------         ------
Earnings from continuing operations                                           3,702          4,894

Loss from discontinued operations                                              (185)          (287)
                                                                                ---            ---
      Net Earnings                                                          $ 3,517        $ 4,607
                                                                             ======         ======

Earnings per share from continuing operations - basic                         $0.64          $0.88
                                                                               ====           ====
Earnings per share from continuing operations - fully diluted                 $0.62          $0.87
                                                                               ====           ====
Net earnings per share - basic                                                $0.61          $0.83
                                                                               ====           ====
Net earnings per share - fully diluted                                        $0.59          $0.82
                                                                               ====           ====

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Canadian GAAP, stated in thousands of U.S. dollars)


                                                                     Cumulative   Retained       Total
                                           Common     Contributed    Translation  Earnings     Shareholders'
                                           Stock        Surplus      Adjustment   (Deficit)      Equity

Balance at December 31,  1996             $17,416       $2,775         $(334)      $27,401      $47,258

Issuance of common shares                      12          ---           ---          ---            12

Change in cumulative
translation adjustment                        ---          ---            87          ---            87

Net earnings                                  ---          ---           ---        4,607         4,607
                                              ---          ---           ---       ------        ------

Balance at March 31, 1997                 $17,428       $2,775          $(247)    $32,008       $51,964
                                           ======        =====            ===      ======        ======


Balance at December 31, 1997              $18,010       $2,775           $(292)   $39,839       $60,332

Issuance of common shares                     311          ---             ---        ---           311

Change in cumulative
translation adjustment                        ---          ---            (103)       ---          (103)

Net earnings                                  ---          ---             ---      3,517         3,517
                                              ---          ---             ---     ------        ------

Balance at March 31, 1998                 $18,321       $2,775           $(395)   $43,356       $64,057
                                           ======        =====             ===     ======        ======


See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   1998           1997

CASH PROVIDED BY OPERATING ACTIVITIES

  Net earnings for the period                                                     $3,517           $4,607

  Items not affecting cash resources:

    Amortization                                                                   1,167              518

    Loss (gain) on disposal of investments                                        (1,968)            (958)

    Minority interest in net income of consolidated subsidiary                     1,645            3,712

    Decrease (Increase) in reinsurance recoverable on outstanding claims          26,444            4,877

    Decrease (increase) in prepaid reinsurance premiums                          (60,275)         (35,659)

    Decrease (increase) in other assets                                             (516)            2,401

    Decrease (increase) in deferred policy acquisition costs                      (6,527)             (72)

    Decrease (increase) in goodwill                                                  (74)            (265)

    Increase (decrease) in deferred income taxes                                    (430)             --

    Increase (decrease) in unearned premiums                                      91,351           41,273

    Increase (decrease) in outstanding losses                                    (11,453)         (16,629)

    Decrease (increase) in accounts receivable                                   (75,394)         (36,113)

    Increase (decrease) in accounts payable                                       64,156           51,347
                                                                                  ------           ------
                                                                                  31,643           19,039
                                                                                  ------           ------
FINANCING ACTIVITIES:

  Increase (reduction) of borrowed funds                                          (1,613)             --

  Increase (decrease) in minority interest                                         1,360            2,304

  Issue of share capital                                                             311               11
                                                                                   -----            -----
                                                                                      58            2,315
                                                                                   -----            -----
INVESTING ACTIVITIES:

  Net purchase of marketable securities                                          (10,329)         (16,257)

  Net purchase of capital assets                                                  (2,869)          (1,025)

  Other                                                                             (350)              88
                                                                                 -------           ------
                                                                                 (13,548)         (17,194)
Effect of exchange rate changes on cash resources:

Change in cash resources during the period                                        18,153            4,160

Cash resources, beginning of period                                               36,557           33,730
                                                                                  ------           ------
Cash resources, end of period                                                    $54,710          $37,890
                                                                                  ======           ======
Cash resources are comprised of:
  Cash                                                                           $28,273          $20,630
  Short-term investments                                                          26,437           17,260
                                                                                  ------           ------
                                                                                 $54,710          $37,890
                                                                                  ======           ======

See notes to consolidated financial statements

                               GORAN CAPITAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For The Three Months Ended March 31, 1998

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

         These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP") except as disclosed in Note
         2. All material intercompany amounts have been eliminated.

(2) On March 2, 1998, the Company announced that it had signed an agreement with CNA to assume its multi-peril and crop hail operations. CNA wrote approximately $110 million of multi-peril and crop hail insurance business in 1997. The Company will reinsure 100% of all multi-peril and crop hail premiums written by CNA during 1998 and cede a small portion of the Company's total crop book of business (approximately 22% MPCI and 15% crop hail) back to CNA. Starting in the year 2000, assuming no event of change of control as defined in the agreement, the Company can purchase the insurance premiums reinsured to CNA through a call provision or CNA can require the Company to buy the insurance premiums reinsured to CNA. Regardless of the method of takeout of CNA, CNA must not compete in MPCI or crop hail for a period of time. There was no purchase price. The formula for the buyout in the year 2000 is based on a multiple of average pre-tax earnings that CNA received from reinsuring the Company's book of business.

NOTE 2 - UNITED STATES ACCOUNTING PRINCIPLES

These  unaudited   consolidated  financial  statements  have  been  prepared  in accordance with CDN GAAP. The differences between CDN GAAP and US GAAP are as follows:


                                                                March 31,         March 31,
                                                                  1998              1997

Reported net earnings                                            $3,517            $4,607

US/Canada GAAP differences:

   Discounting on outstanding claims                                --                 38
                                                                  -----             -----
Revised net earnings                                             $3,517            $4,645
                                                                  =====             =====


Earnings per share - basic                                         $.61              $.84
Earnings per share - fully diluted                                 $.58              $.78



                                                                March 31,        December 31,
                                                                  1998             1997

Shareholders' equity in accordance with Canadian GAAP           $64,057           $60,332

Add (deduct) effect of difference in accounting for:

   Deferred income taxes                                          1,915             1,975

   Outstanding claims                                            (1,708)           (1,765)

   Minority interest portion                                        (68)              (70)

   Receivables from sale of capital stock                          (334)             (346)

   Unrealized gain on investments*                                 2,836            1,336
                                                                  ------           ------
Shareholders' equity in accordance with US GAAP                  $66,698          $61,462
                                                                  ======           ======


*Note: The increase in shareholders' equity attributable to the unrealized gain of $2,836 and $1,336 at March 31, 1998 and December 31, 1997, respectively, are net of deferred taxes of $1,480 and $1,005 and related minority interest of $1,363 and $658.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

The Company through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 925 independent agencies in 42 states.

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

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment"), (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"), and (iii) a small excess LAE reimbursement payment of two hundredths of one percent (.02%) of MPCI Retention (as defined herein) to the extent the Company's MPCI loss ratios on a per state basis exceed certain levels (the "MPCI Excess LAE Reimbursement Payment"). For 1998 and 1997, the Buy-Up Expense Reimbursement Payment has been set at 27% and 29%, respectively, of the MPCI Premium. For generally accepted account principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

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

In order to reduce the Company's potential loss exposure under the MPCI program, in addition to reinsurance obtained from the FCIC, the Company purchases stop-loss reinsurance from other private reinsurers. Such private reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop-loss coverage. For crop hail insurance, the Company has in effect various layers of stop-loss reinsurance.

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

Results of Operations

For the three months ended March 31, 1998, the Company recorded net earnings of $3,517,000 or $0.61 per share (basic). This is approximately a 24% decrease from 1997 comparable amounts of $4,607,000 or $0.83 per share (basic). This resulted from lower earnings in both the nonstandard automobile and crop segments. However, earnings in the first quarter of 1998 were at consensus expectations. Increases in gross premiums written and a lower nonstandard automobile expense ratio were offset by a higher loss ratio. However, the first quarter 1998 loss ratio improved from the fourth quarter of 1997 due to the effects of certain rate increases. Lower crop results reflect increased commission rates due to competition and a lower expense reimbursement from the federal government offset by significant volume growth created internally and through the transaction with CNA.




                                                                          For the three months
                                                                             ended March 31,

                                                                          1998            1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                                $89,976          $75,066
                                                                         ======           ======

  Net premiums written                                                  $82,267          $59,588
                                                                         ======           ======

  Net premiums earned                                                   $68,323          $63,105

  Fee income                                                              4,155            2,899

  Net investment income                                                   2,801            2,338

  Net realized gain                                                       1,968              942
                                                                         ------           ------

        TOTAL REVENUES                                                   77,247           69,284
                                                                         ------           ------

  Losses and loss adjustment expenses                                    53,146           45,268

  Policy acquisition and general and administrative expenses             18,123           17,124
                                                                         ------           ------

        TOTAL EXPENSES                                                   71,269           62,392
                                                                         ------           ------

  Earnings before income taxes                                           $5,978           $6,892
                                                                          =====            =====

GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                      77.8%            71.7%

  Expense ratio, net of billing fees                                      20.4             22.5
                                                                          ----             ----

  Combined ratio                                                          98.2%            94.2%
                                                                          ====             ====



CROP INSURANCE OPERATIONS:

  Gross premiums written                                                $86,175          $51,709
                                                                         ======           ======

  Net premiums written                                                  $17,294           $7,201
                                                                         ======            =====

  Net premiums earned                                                      $161              $10

  Fee income                                                              2,332            2,139

  Net investment income                                                      53               49
                                                                          -----            -----

        TOTAL REVENUES                                                    2,546            2,198
                                                                          -----            -----

  Losses and loss adjustment expenses                                        59               --

  Policy acquisition and general and administrative expenses(1)          (3,647)          (4,766)

  Interest expense                                                          183               11
                                                                          -----           ------

        TOTAL EXPENSES                                                   (3,405)          (4,755)
                                                                          -----            -----

  Earnings before income taxes                                           $5,951           $6,953
                                                                          =====            =====


(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.

Consolidated gross premiums written increased 39% due to growth in both the nonstandard auto and crop segments.

Gross premiums written for the nonstandard auto segment increased 20%. Such increase was due primarily to continued introduction of multi-tiered products, introduction of two new states and increased market share penetration.

Gross premiums written for the crop segment increased 67%. Such increase was due to the transactions with CNA and internal growth. Premium increases were noted in all lines of crop insurance. Crop premiums for the three months ended March 31 are as follows:

                                            1998              1997
                                            ----              ----

CAT imputed                                $16,319          $13,032
MPCI                                        60,743           39,777
Crop hail and named perils                  25,431           11,932
                                            ------           ------
                                           102,493           64,741
Less: CAT imputed                          (16,319)         (13,032)
                                            ------           ------

                                           $86,174          $51,709
                                            ======           ======

Remaining gross written premiums represent commercial business which is ceded 100% to another subsidiary, Granite Reinsurance Company Ltd.

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three months ended March 31 are as follows:

                                            1998             1997
                                            ----             ----

Nonstandard automobile                       10%              20%
Crop hail                                    30%              40%
Named peril                                  50%              50%

Fee income increased 28.8% for the three months ended March 31, 1998 as compared to the corresponding period of the prior year. Such increase was due to greater installment billings on nonstandard automobile policies, which averaged 4.62% and 3.86% of gross written premiums in 1998 and 1997, respectively, and additional CAT fees on crop business due to growth in volume.

Net investment income decreased 3.3% for the three months ended March 31, 1998 as compared to the corresponding period of the prior year.

The loss ratio for the nonstandard automobile segment in 1998 was 77.8% as compared to 71.7% in 1997. The increase in the loss ratio in 1998 from the first quarter of 1997 reflects increased severity costs and the effects of certain pending rate increases. However, this loss ratio has improved from the fourth quarter of 1997 which was 79.4%, excluding the effects of certain fourth quarter adjustments, due to the effects of recent rate increases. Crop hail loss ratios in the first quarter do not have significant impact on consolidated earnings.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company. Policy acquisition and general and administrative expenses rose to $16,022,000 or

22.3% of net premium earned for the three months ended March 31, 1998 compared to $13,760,000 or 21.5% of net premium earned in the corresponding period of 1997. The increase in the expense ratio in the first quarter of 1998 is due to the effects of higher commissions and lower expense reimbursements in the crop segment. However, the consolidated expense ratio has been reduced from the fourth quarter 1997 rate of 26.6%. The expense ratio, for the nonstandard segment improved to 20.4% in 1998 as compared to 22.5% in 1997, due primarily to reduced expenses from the Indianapolis operations resulting from lower commissions on multi-tiered products and other efficiency implementations as well as higher billing fee rates.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The negative expense results primarily from the inclusion of the MPCI Underwriting Gain. The increase in expenses results primarily from a 2% lower MPCI Expense Reimbursement for 1998 versus 1997 and higher commissions due to competition offset by a higher MPCI Underwriting Gain due to volume. This gain is an estimate until later in the year when crops are harvested and losses are known. The gain ratio in the first quarter of 1998 was consistent with the first quarter of 1997 at 10%.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest position in GGSH, debt or preferred security issuance costs and organizational costs. The increase in the first quarter of 1998 reflects the effects of the Preferred Securities Offering in late 1997.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense was 35.0% and 32.4% of pre-tax income for the three months ended March 31, 1998 and 1997. The increase in the effective rate was due to greater goodwill amortization in 1998.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Financial Condition

The Company's total assets of $708,374,000 at March 31, 1998 increased $147,526,000 from $560,848,000 as of December 31, 1997. The primary reasons for this increase were an increase of $28,398,000 in cash and invested assets due to continued growth in premiums and the normal receipt of crop funds from the FCIC. The remaining increase is due to increases in receivables from insureds and reinsurers due to continued growth in volume and growth in prepaid reinsurance in crop operations due to the accounting for MPCI with the FCIC.

Net cash provided by operating activities improved to $33,835,000 in 1998 from $19,039,000 in 1997 due to continued premium growth and normal receipt of crop funds from the FCIC. This additional cash flow was used to increase invested assets. Financing activities included normal activities on the Company's line of credit for crop operations.

PART II -   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            The Company's insurance subsidiaries are parties to litigation arising in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6(a).  EXHIBITS
            (11) Statement Regarding Computation of Per Share Earnings

ITEM 6(b).  REPORTS ON FORM 8-K
            None

                                                    SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 8, 1998                 By:______________________
                                    Alan G. Symons
                                    President



Dated:  May 8, 1998                 By:______________________
                                    Gary P. Hutchcraft
                                    Vice President, Treasurer and
                                    Chief Financial Officer

GORAN CAPITAL INC. - Consolidated                                  Exhibit 11.01
Analysis of Earnings Per Share


                                                          Three Months                Three Months
                                                              Ended                      Ended
                                                          March 31, 1998              March 31, 1997

Average Price (US $)                                          $28.76         (A)         $24.46

Proceeds from Exercise of Warrants and Options
   (US $)                                                   $9,582,503       (B)       $3,533,293
                                                             =========                  =========

Shares Repurchased - Treasury Method                           333,189     (B)/(A)        144,444
                                                               =======                    =======

Shares Outstanding - Weighted Average                        5,798,750                  5,533,776

Add:  Options and Warrants Outstanding                         576,304                    545,317

Less:  Treasury Method - Shares Repurchased                  (333,189)                  (144,444)
                                                              -------                    -------

Shares Outstanding for US GAAP Purposes                      6,041,865       (C)        5,934,649
                                                             =========                  =========

Net Earnings in Accordance with US GAAP                     $3,517,000       (D)       $4,645,171
                                                             =========                  =========

Earnings Per Share - US GAAP - Basic                             $0.61                      $0.84
                                                                  ====                       ====

Earnings Per Share - US GAAP - Fully Diluted                     $0.58     (D)/(C)          $0.78
                                                                  ====                       ====