Form 10-Q
period 1998-06-30
GORAN CAPITAL INC
filed 1998-08-13
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 30, 1998, there were 5,839,466 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                       For The Quarter Ended June 30, 1998
                                                                    Page
                                                                   Number

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Consolidated Financial Statements:
         Unaudited Consolidated Balance Sheets at
         June 30, 1998 and December 31, 1997 ..............................3

         Unaudited Consolidated Statements of Earnings for the
         Three and Six Months Ended June 30, 1998 and 1997 ..............4-5

         Unaudited Consolidated Statements of Shareholders'
         Equity ...........................................................6

         Unaudited Consolidated Statements of Changes in
         Cash Resources for the Three and Six Months Ended
         June 30, 1998 and 1997 ...........................................7

         Condensed Notes to Unaudited Consolidated Financial
         Statements .......................................................8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................9

PART II  OTHER INFORMATION ...............................................19

SIGNATURES ...............................................................20

INDEX TO EXHIBITS
         Exhibit 11 - Computation of Per Share Earnings ............ .....21

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                              June 30,         December 31,
ASSETS                                                         1998               1997

Cash and investments                                         $271,079            $247,124

Accounts receivable:

  Premiums receivable                                         239,482              89,762

  Due from insurance companies                                 14,230              13,782

  Due from associated companies                                    --               1,442

  Accrued and other receivables                                   708               2,658
                                                              -------             -------
        TOTAL ACCOUNTS RECEIVABLE                             254,420             107,644

Reinsurance recoverable on outstanding claims                 106,809              94,424

Prepaid reinsurance premiums                                  111,526              36,607

Capital assets, net of accumulated depreciation                17,570              12,230

Deferred policy acquisition costs                              18,727              11,849

Deferred income taxes                                           1,342               2,098

Intangibles                                                    42,126              42,562

Other assets                                                    7,506               6,310
                                                              -------             -------
        TOTAL ASSETS                                         $831,105            $560,848
                                                              =======             =======
LIABILITIES

Accounts Payable:

  Due to insurance companies                                 $156,054             $37,350

  Accrued and other payables                                   26,356              27,266
                                                              -------             -------
                                                              182,410              64,616

Outstanding claims                                            185,961             152,871

Unearned premiums                                             230,348             118,616

Bank loans                                                         35               4,182
                                                              -------             -------
                                                              598,754             340,285
                                                              -------             -------
Minority interest:

  Equity in net assets of subsidiaries                         28,302              25,231

  Preferred securities                                        135,000             135,000
                                                              -------             -------
                                                              163,302             160,231
                                                              -------             -------
SHAREHOLDERS' EQUITY

Capital stock                                                  18,376              18,010

Contributed surplus                                             2,775               2,775

Retained earnings                                              48,131              39,839

Cumulative translation adjustment                                (233)               (292)
                                                              -------             -------
        TOTAL SHAREHOLDERS' EQUITY                             69,049              60,332
                                                              -------             -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $831,105            $560,848
                                                              =======             =======


See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                      Three Months Ended
                                                                           June 30,
                                                                       1998           1997

Gross premiums written                                               $170,505       $147,445

Less ceded premiums                                                   (60,776)       (63,711)
                                                                      -------         ------
Net premiums written                                                  109,729         83,734

Change in net unearned premiums                                       (10,111)        (8,356)
                                                                       ------         ------
Net premiums earned                                                    99,618         75,378

Fee income                                                              4,901          5,753

Net investment income                                                   3,720          3,603

Net realized capital gain                                                 846            742
                                                                      -------         ------
      Total Revenues                                                  109,085         85,476
                                                                      -------         ------
Net claims incurred                                                    71,187         59,343

General and administrative expenses                                    24,244         18,732

Interest expense                                                           49          1,080

Amortization of intangibles                                               510            164
                                                                      -------         ------
      Total expenses                                                   95,990         79,319
                                                                      -------         ------
      Earnings before undernoted items                                 13,095          6,157

Provision for income taxes                                              4,415          2,124

Distribution of preferred securities, net of tax                        2,096             --

Minority interest                                                       1,809          1,011
                                                                      -------         ------
Earnings from continuing operations                                     4,775          3,022

Loss from discontinued operations                                          --           (286)
                                                                      -------         ------
      Net Earnings                                                   $  4,775        $ 2,736
                                                                      =======         ======

Earnings per share from continuing operations - basic                   $0.82          $0.54
                                                                         ====           ====
Earnings per share from continuing operations - fully diluted           $0.78          $0.49
                                                                         ====           ====
Net earnings per share - basic                                          $0.82          $0.49
                                                                         ====           ====
Net earnings per share - fully diluted                                  $0.78          $0.44
                                                                         ====           ====

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                        Six Months Ended
                                                                           June 30,
                                                                       1998          1997

Gross premiums written                                               $347,701       $275,359

Less ceded premiums                                                  (139,611)      (124,835)
                                                                      -------        -------
Net premiums written                                                  208,090        150,524

Change in net unearned premiums                                       (36,587)       (11,255)
                                                                      -------        -------
Net premiums earned                                                   171,503        139,269

Fee income                                                             11,390         10,791

Net investment income                                                   6,896          6,885

Net realized capital gain                                               2,814          1,684
                                                                      -------        -------
      Total Revenues                                                  192,603        158,629
                                                                      -------        -------
Net claims incurred                                                   126,489        104,514

General and administrative expenses                                    40,266         32,492

Interest expense                                                          232          2,451

Amortization of intangibles                                             1,021            293
                                                                      -------        -------
      Total expenses                                                  168,008        139,750
                                                                      -------        -------
      Earnings before undernoted items                                 24,595         18,879

Provision for income taxes                                              8,438          6,240

Distribution of preferred securities, net of tax                        4,226             --

Minority interest                                                       3,454          4,723
                                                                      -------        -------
Earnings from continuing operations                                     8,477          7,916

Loss from discontinued operations                                        (185)          (573)
                                                                      -------        -------
      Net Earnings                                                   $  8,292       $  7,343
                                                                      =======        =======

Earnings per share from continuing operations - basic                   $1.46          $1.42
                                                                         ====           ====
Earnings per share from continuing operations - fully diluted           $1.40          $1.36
                                                                         ====           ====
Net earnings per share - basic                                          $1.42          $1.32
                                                                         ====           ====
Net earnings per share - fully diluted                                  $1.37          $1.26
                                                                         ====           ====


See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Canadian GAAP, stated in thousands of U.S. dollars)


                                                                         Cumulative     Retained         Total
                                                Common     Contributed   Translation    Earnings      Shareholders'
                                                Stock        Surplus     Adjustment     (Deficit)        Equity

Balance at December 31,  1996                  $17,416       $2,775       $(334)        $27,401          $47,258

Issuance of common shares                           53          ---         ---             ---               53

Change in cumulative
translation adjustment                             ---          ---          69             ---               69

Net earnings                                       ---          ---         ---           7,343            7,343
                                                ------        -----         ---          ------           ------
Balance at June 30, 1997                       $17,469       $2,775       $(265)        $34,744          $54,723
                                                ======        =====         ===          ======           ======

Balance at December 31, 1997                   $18,010       $2,775       $(292)        $39,839          $60,332

Issuance of common shares                          366          ---         ---             ---              366

Change in cumulative
translation adjustment                             ---          ---          59             ---               59

Net earnings                                       ---          ---         ---           8,292             8,292
                                                ------        -----         ---          ------            ------
Balance at June 30, 1998                       $18,376       $2,775       $(233)        $48,131           $69,049
                                                ======        =====         ===          ======            ======


See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    1998           1997

CASH PROVIDED BY OPERATING ACTIVITIES

  Net earnings for the period                                                     $8,292            $7,343

  Items not affecting cash resources:

    Amortization and depreciation                                                  2,434             1,353

    Loss (gain) on disposal of investments                                        (2,862)           (1,783)

    Minority interest in net income of consolidated subsidiary                     3,454             4,723

    Decrease (increase) in reinsurance recoverable on outstanding claims         (12,385)          (38,805)

    Decrease (increase) in prepaid reinsurance premiums                          (74,919)          (59,281)

    Decrease (increase) in other assets                                            2,405             1,797

    Decrease (increase) in deferred policy acquisition costs                      (6,878)             (480)

    Increase (decrease) in deferred income taxes                                     756               --

    Increase (decrease) in unearned premiums                                     111,732            74,525

    Increase (decrease) in outstanding losses                                     33,090            37,116

    Decrease (increase) in accounts receivable                                  (150,168)         (102,260)

    Increase (decrease) in accounts payable                                      117,794           101,558
                                                                                 -------           -------
                                                                                  32,745            25,806
                                                                                 -------           -------
FINANCING ACTIVITIES:

  Increase (reduction) of borrowed funds                                          (4,147)           (2,728)

  Net purchase (increase) of minority interest                                    (1,111)            2,304

  Increase (decrease) in contributed surplus                                          --                23

  Issue of share capital                                                             366               198
                                                                                 -------            ------
                                                                                  (4,892)             (203)
                                                                                 -------            ------
INVESTING ACTIVITIES:

  Net purchase of marketable securities                                          (21,567)          (12,534)

  Net purchase of capital assets                                                  (6,545)           (2,659)

  Other                                                                               --               (13)
                                                                                 -------           -------
                                                                                 (28,112)          (15,206)
                                                                                 -------           -------
Change in cash resources during the period                                          (259)           10,397

Cash resources, beginning of period                                               36,557            33,731
                                                                                  ------            ------
Cash resources, end of period                                                    $36,298           $44,128
                                                                                  ======            ======


See notes to consolidated financial statements

                               GORAN CAPITAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                For The Three and Six Months Ended June 30, 1998

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

         These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP") except as disclosed in Note 3. All material intercompany amounts have been eliminated.

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

(3)      On July 8, 1998, the Company acquired North American Crop  Underwriters
         (NACU) a Henning, Minnesota based managing general agency which focuses exclusively on crop insurance. The acquisition price was $4 million with $3 million paid at closing and $1 million due July 1, 2000 without interest. This acquisition captures 100% of the MPCI underwriting gain and fees on approximately $27 million of premiums. Prior to this transaction, NACU received all fees and 50% of the underwriting gain with the balance going to the Company through the CNA transaction.

(4)      UNITED STATES ACCOUNTING PRINCIPLES

These  unaudited   consolidated  financial  statements  have  been  prepared  in accordance with CDN GAAP. The differences between CDN GAAP and US GAAP are as follows:

                                                          June 30,    June 30,
                                                            1998        1997

Reported net earnings                                      $8,292       $7,343

US/Canada GAAP differences:

   Discounting on outstanding claims                           --          37
                                                            -----       -----
Revised net earnings                                       $8,292      $7,380
                                                            =====       =====
Earnings per share - basic                                  $1.42       $1.33
                                                             ====        ====
Earnings per share - fully diluted                          $1.37       $1.24
                                                             ====        ====


                                                          June 30,  December 31,
                                                            1998        1997

Shareholders' equity in accordance with Canadian GAAP     $69,049     $60,332

Add (deduct) effect of difference in accounting for:

   Deferred income taxes                                    1,911       1,975

   Outstanding claims                                      (1,696)     (1,765)

   Minority interest portion                                  (71)        (70)

   Receivables from sale of capital stock                    (321)       (346)

   Unrealized gain on investments*                          2,700       1,336
                                                           ------      ------
Shareholders' equity in accordance with US GAAP           $71,572     $61,462
                                                           ======      ======


*Note: The increase in shareholders' equity attributable to the unrealized gain of $2,700 and $1,336 at June 30, 1998 and December 31, 1997,
         respectively, are net of deferred taxes of $2,147 and $1,005 and related minority interest of $1,291 and $658.

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

In June 1998, the United States Congress passed legislation which provided permanent funding for the crop insurance industry. However, beginning with the 1999 crop year, the Buy-Up Expense Reimbursement Payment was reduced to 24.5%, the CAT LAE Reimbursement Payment was reduced to 11% and the $50 CAT coverage fee will no longer go to the insurance companies.

The Company expects to more than offset these reductions through growth in fee income from non-federally subsidized programs such as AgPI(R) and GEO Ag Plus(R) initiated in 1998. The Company has also been working to reduce its internal costs including agent's commissions. While the Company fully believes it can more than offset these reductions, there is no assurance the Company will be successful in its efforts or that further reductions in federal reimbursements will not continue to occur.

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

AgPI(R) protects businesses that depend upon a steady flow of a crop (or crops) to stay in business. This protection is available to those involved in agribusiness who are a step beyond the farm gate, such as elevator operators, custom harvesters, cotton gins and businesses that are dependent upon a single supplier of products, (i.e., popping corn).

These businesses have been able to buy normal business interruption insurance to protect against on-site calamities such as a fire, wind storm or tornado. But until now, they have been totally unprotected by the insurance industry if they incorporate a production shortfall in their trade area which limited their ability to bring raw materials to their operation. AgPI(R) allows the agricultural business to protect against a disruption in the flow of the raw materials it depends on. AgPI(R) was formally introduced at the beginning of the 1998 crop year.

Geo AgPLUS(TM) provides to the farmer the soil sampling results combined with fertility maps and the software that is necessary to run their precision farming program. Grid soil sampling, when combined with precision farming, allows the farmer to apply just the right amount of fertilization, thus balancing the soil for a maximum crop yield. Precision farming increases the yield to the farmer, reduces the cost of unnecessary fertilization and enhances the environment by reducing overflows of fertilization into the ecosystem. Geo AgPLUS(TM) is an IGF Insurance Company trademarked precision farming division that is now marketing its fee based products to the farmer.

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

Certain other conditions of the Company's crop business may affect comparisons of the Company's results and operating ratios with those of other insurers, including: (i) the seasonal nature of the business whereby profits are generally recognized predominantly in the second half of the year, (ii) the short-term nature of crop business whereby losses are known within a short time period, and
(iii) the limited amount of investment income associated with crop business. In addition, cash flows from the crop business differ from cash flows from certain more traditional lines.

In 1996, the Company instituted a policy of recognizing (i) 35% of its estimated MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at the applicable rate of MPCI gross premiums written recognized and (iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and loss information.

Results of Operations

For the three and six months ended June 30, 1998, the Company recorded net earnings of $4,775,000 and $8,292,000 or $0.82 and $1.42 per share (basic). This is approximately a 74.5% and 12.9% increase from 1997 comparable amounts of $2,736,000 and $7,343,000 or $0.49 and $1.32 per share (basic).

Increased earnings reflect improved results from the nonstandard automobile division due to improvements in both the loss and expense ratios. Prior year results in the second quarter also included a one-time charge to earnings of $5,300,000 for loss reserves. Crop results for the second quarter of 1998 were up slightly over 1997 while year-to-date results for this division are virtually flat with the prior year. This is due to volume gains offset by higher commission expense, lower reimbursements and integration costs of the CNA transaction.



                                                                    For the three months
                                                                       ended June 30,
                                                                   1998            1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                         $79,530         $90,481
                                                                  ======          ======
  Net premiums written                                           $69,154         $74,255
                                                                  ======          ======
  Net premiums earned                                            $70,498         $65,139

  Fee income                                                       4,553           4,305

  Net investment income                                            3,133           2,756

  Net realized gain                                                  673             742
                                                                  ------          ------
        TOTAL REVENUES                                            78,857          72,942
                                                                  ------          ------
  Losses and loss adjustment expenses                             53,502          53,756

  Policy acquisition and general and administrative expenses      18,681          18,368

  Interest and amortization of intangibles                            --             --
                                                                  ------          ------
        TOTAL EXPENSES                                            72,183          72,124
                                                                  ------          ------
  Earnings before income taxes                                   $ 6,674         $   818
                                                                  ======          ======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                75.9%           82.5%

  Expense ratio, net of billing fees                                20.0            21.6
                                                                    ----            ----
  Combined ratio                                                    95.9%          104.1%
                                                                    ====           =====
CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                      $92,020         $56,647
                                                                  ======          ======
  Net premiums written                                           $35,560          $9,479
                                                                  ======           =====
  Net premiums earned                                            $28,460          $7,758

  Fee income                                                         350           1,448

  Net investment income                                              112              43

  Net realized capital gain                                          170              --
                                                                  ------           -----
        TOTAL REVENUES                                            29,092           9,249
                                                                  ------           -----
  Losses and loss adjustment expenses                             18,679           4,269

  Policy acquisition and general and administrative expenses(1)    3,897          (1,260)

  Interest expense                                                    50              13
                                                                  ------           -----
        TOTAL EXPENSES                                            22,626           3,022
                                                                  ------           -----
  Earnings before income taxes                                   $ 6,466          $6,227
                                                                  ======           =====


(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.



                                                                   For the six months
                                                                      ended June 30,
                                                                  1998            1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                        $169,506        $165,547
                                                                 =======         =======
  Net premiums written                                          $151,421        $133,843
                                                                 =======         =======
  Net premiums earned                                           $138,821        $128,244

  Fee income                                                       8,708           7,204

  Net investment income                                            5,934           5,094

  Net realized gain                                                2,641           1,684
                                                                 -------         -------
        TOTAL REVENUES                                           156,104         142,226
                                                                 -------         -------
  Losses and loss adjustment expenses                            106,648          99,024

  Policy acquisition and general and administrative expenses      36,804          35,492

  Interest and amortization of intangibles                            --              --
                                                                 -------         -------
        TOTAL EXPENSES                                           143,452         134,516
                                                                 -------         -------
  Earnings before income taxes                                  $ 12,652        $  7,710
                                                                 =======         =======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                76.8%           77.2%

  Expense ratio, net of billing fees                                20.2            22.1
                                                                    ----            ----
  Combined ratio                                                    97.0%           99.3%
                                                                    ====            ====

CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                     $178,195        $108,356
                                                                 =======         =======
  Net premiums written                                          $ 52,854        $ 16,680
                                                                 =======         =======
  Net premiums earned                                           $ 28,621        $  7,768

  Fee income                                                       2,682           3,587

  Net investment income                                              165              92

  Net realized gain                                                  170              --
                                                                 -------          ------
        TOTAL REVENUES                                            31,638          11,447
                                                                 -------          ------
  Losses and loss adjustment expenses                             18,738           4,269

  Policy acquisition and general and administrative expenses(1)      250          (6,026)

  Interest expense                                                   233              24
                                                                 -------          ------
        TOTAL EXPENSES                                            19,221          (1,733)
                                                                 -------          ------
  Earnings before income taxes                                  $ 12,417         $13,180
                                                                 =======          ======


(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

Consolidated gross premiums written increased 15.6% and 26.3% for the three and six months ended June 30, 1998 compared to comparable periods in 1997 due to growth in both the nonstandard auto and crop segments.

Gross premiums written for the nonstandard auto segment decreased 12.1% for the three months ended June 30, 1998 and increased 2.4% for the six months ended June 30, 1998 compared to comparable periods in 1997. The decrease in the second quarter primarily reflects certain program changes and rate increases taken in Florida to improve loss experience.

Gross premiums written for the crop segment increased 62.4% and 64.5% for the three and six months ended June 30, 1998 compared to comparable periods in 1997. Such increase was due to the transaction with CNA, internal growth and new products such as AgPI. Premium increases were noted in all lines of crop insurance. Crop premiums for the three and six months ended June 30 are as follows:

                                                          Three Months                      Six Months
                                                          Ended June 30,                   Ended June 30,
                                                      1998             1997            1998             1997
                                                      ----             ----            ----            ----

CAT imputed                                          $16,319          $13,031        $32,638         $26,063
MPCI                                                  46,654           39,239        107,297          79,016
Crop hail and named perils                            37,873           17,408         63,365          29,340
AgPI                                                   7,493              --           7,533             --
                                                     -------           ------        -------         -------
                                                     108,339           69,678        210,833         134,419
Less: CAT imputed                                    (16,319)         (13,031)       (32,638)        (26,063)
                                                     -------           ------        -------         -------
                                                     $92,020          $56,647       $178,195        $108,356
                                                      ======           ======        =======         =======

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three and six months ended June 30 are as follows:

                                        1998           1997
                                        ----           ----

Nonstandard automobile                   10%            20%
Crop hail                                25%            40%
Named peril                              50%            50%

Fee income decreased 14.8% for the three months ended June 30, 1998 and increased 5.6% for the six months ended June 30, 1998 as compared to the corresponding periods of the prior year. The decrease in the second quarter of 1998 results from the Company's practice of offsetting CAT fees with crop LAE costs. Such offset was greater in 1998. However, overall fees continue to increase. Such increase was due to greater installment billings on nonstandard automobile policies, which averaged 5.14% and 4.35% of gross written premiums in 1998 and 1997, respectively, and additional CAT fees on crop business due to growth in volume.

The loss ratio for the nonstandard automobile segment for the three and six months ended June 30, 1998 was 75.9% and 76.8% as compared to 82.5% and 77.2% in 1997. The loss ratio for the nonstandard automobile segment for the three and six months ended June 30, 1997, excluding the $5.3 million reserve adjustment in the second quarter of 1997 was 74.4% and 73.1%, respectively. The increase in the loss ratio in 1998 from 1997, excluding the effects of the reserve adjustment in 1997, reflects increased severity costs and the effects of certain pending rate increases. However, this loss ratio has improved from the first quarter of 1998 which was 77.8%, due to the effects of recent rate increases. The crop hail loss ratio in 1998 was 53.5% compared to 54.2% in 1997.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company. Policy acquisition and general and administrative expenses rose to $24,244,000 and $40,266,000 or 24.3% and 23.5% of net premium earned for the three and six months ended June 30, 1998 compared to $18,732,000 and $32,492,000 or 24.9% and
23.3% of net premium earned in the corresponding periods of 1997. The expense ratio, for the nonstandard segment improved to 20.0% and 20.2% for the second quarter and year-to-date in 1998 as compared to 21.6% and 22.1% in 1997, due primarily to reduced expenses from the Indianapolis operations (Pafco General Insurance Company) resulting from lower commissions on multi-tiered products and other efficiency implementations as well as higher billing fee rates.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The increase in expenses results primarily from a 2% lower
MPCI Expense Reimbursement for 1998 versus 1997, higher commissions due to competition and integration costs of the CNA transaction offset by a higher MPCI Underwriting Gain due to volume. This gain is an estimate until later in the year when crops are harvested and losses are known. The estimated gain ratio in 1998 was consistent with 1997 at 10%.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest position in GGSH, debt or preferred security issuance costs and organizational costs. The increase in 1998 reflects the effects of the Preferred Securities Offering in late 1997.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense was 33.7% and 34.3% of pre-tax income for the three and six months ended June 30, 1998 compared to 34.5% and 33.1% in 1997.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Operations of Granite Re continue to show solid improvement with pre-tax earnings of $1.8 million in 1998 compared to $1.1 million in 1997.

Financial Condition

The Company's total assets of $831,105,000 at June 30, 1998 increased $270,257,000 from $560,848,000 as of December 31, 1997. The primary reasons for this increase was an increase in cash and invested assets due to continued growth in premiums, normal receipt of crop funds from the FCIC, increases in receivables from insureds and reinsurers due to continued growth in volume and growth in prepaid reinsurance in crop operations due to the accounting for MPCI with the FCIC.

Year-to-date net cash provided by operating activities improved to $32,745,000 in 1998 compared to $25,806,000 in 1997 due to continued premium growth and normal receipt of crop funds from the FCIC. This additional cash flow was used to increase invested assets. Financing activities included normal activities on the Company's line of credit for crop operations.

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



Dated: August 12, 1998              By:______________________
                                    Alan G. Symons
                                    President



Dated: August 12, 1998              By:______________________
                                    Gary P. Hutchcraft
                                    Vice President, Treasurer and
                                    Chief Financial Officer

GORAN CAPITAL INC. - Consolidated                                  Exhibit 11.01
Analysis of Earnings Per Share


                                                                       Six                          Six
                                                                   Months Ended                 Months Ended
                                                                  June 30, 1998                June 30, 1997

Average Price (US $)                                                    $27.88     (A)              $24.07

Proceeds from Exercise of Warrants and Options
   (US $)                                                          $15,360,402     (B)          $3,562,823
                                                                    ==========                   =========

Shares Repurchased - Treasury Method                                   550,947   (B)/(A)           148,026
                                                                       =======                     =======

Shares Outstanding - Weighted Average                                5,819,049                   5,552,097

Add:  Options and Warrants Outstanding                                 802,304                     544,692

Less:  Treasury Method - Shares Repurchased                           (550,947)                   (148,026)
                                                                       -------                     -------
Shares Outstanding for US GAAP Purposes                               6,070,406    (C)           5,948,763
                                                                      =========                  =========
Net Earnings in Accordance with US GAAP                              $8,292,000    (D)          $7,380,000
                                                                      =========                  =========
Earnings Per Share - US GAAP - Basic                                      $1.42                      $1.33
                                                                           ====                       ====
Earnings Per Share - US GAAP - Fully Diluted                              $1.37  (D)/(C)             $1.24
                                                                           ====                       ====