Form 10-Q
period 1998-09-30
GORAN CAPITAL INC
filed 1998-11-13
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of September 30, 1998, there were 5,839,466 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                    For The Quarter Ended September 30, 1998
                                                                         Page
                                                                        Number

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Consolidated Financial Statements:
         Unaudited Consolidated Balance Sheets at
         September 30, 1998 and December 31, 1997 ..........................3

         Unaudited Consolidated Statements of Earnings For
         The Three and Nine Months Ended September 30, 1998
         and 1997 ........................................................4-5

         Unaudited Consolidated Statements of Shareholders'
         Equity ............................................................6

         Unaudited Consolidated Statements of Changes in
         Cash Resources for the Three and Nine Months Ended
         September 30, 1998 and 1997 .......................................7

         Condensed Notes to Unaudited Consolidated Financial
         Statements ........................................................8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................12

PART II  OTHER INFORMATION ................................................21

SIGNATURES ................................................................23

INDEX TO EXHIBITS
         Exhibit 11 - Computation of Per Share Earnings ...................24

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                   September 30,   December 31,
ASSETS                                                 1998           1997

Cash and investments                                 $256,170       $247,124

Accounts receivable:

  Premiums receivable                                 209,773         89,762

  Due from insurance companies                         16,421         13,782

  Due from associated companies                         1,959          1,442

  Accrued and other receivables                         2,481          2,658
                                                      -------        -------
        TOTAL ACCOUNTS RECEIVABLE                     230,634        107,644

Reinsurance recoverable on outstanding claims         236,390         94,424

Prepaid reinsurance premiums                           42,693         36,607

Capital assets, net of accumulated depreciation        18,722         12,230

Deferred policy acquisition costs                      15,232         11,849

Deferred income taxes                                   5,185          2,098

Intangibles                                            45,287         42,562

Other assets                                           14,102          6,310
                                                      -------        -------
        TOTAL ASSETS                                 $864,415       $560,848
                                                      =======        =======
LIABILITIES

Accounts Payable:

  Due to insurance companies                         $164,773        $37,350

  Accrued and other payables                           20,817         27,266
                                                      -------        -------
                                                      185,590         64,616

Outstanding claims                                    301,103        152,871

Unearned premiums                                     146,009        118,616

Bank loans                                             13,600          4,182
                                                      -------        -------
                                                      646,302        340,285
                                                      -------        -------
Minority interest:

  Equity in net assets of subsidiaries                 23,856         25,231

  Preferred securities                                135,000        135,000
                                                      -------        -------
                                                      158,856        160,231
                                                      -------        -------
SHAREHOLDERS' EQUITY

Capital stock                                          18,376         18,010

Contributed surplus                                     2,775          2,775

Retained earnings                                      37,898         39,839

Cumulative translation adjustment                         208          (292)
                                                      -------       -------
        TOTAL SHAREHOLDERS' EQUITY                     59,257         60,332
                                                      -------        -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $864,415       $560,848
                                                      =======        =======

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                  1998           1997

Gross premiums written                                                          $95,887        $100,455

Less ceded premiums                                                             (23,418)        (18,979)
                                                                                -------         -------
Net premiums written                                                             72,469          81,476

Change in net unearned premiums                                                  21,699          (6,750)
                                                                                -------          ------
Net premiums earned                                                              94,168          74,726

Fee income                                                                        3,813           4,199

Net investment income                                                             3,281           3,669

Net realized capital gain                                                         1,145           3,683
                                                                                -------          ------
      Total Revenues                                                            102,407          86,277
                                                                                -------          ------
Net claims incurred                                                              92,490          55,644

General and administrative expenses                                              27,468          18,154

Interest expense                                                                    129             540

Amortization of intangibles                                                         698             393
                                                                                -------          ------
      Total expenses                                                            120,785          74,731
                                                                                -------          ------
      Earnings before undernoted items                                          (18,378)         11,546

Provision for income taxes                                                       (5,902)          3,864

Distribution of preferred securities, net of tax                                  2,101             687

Minority interest                                                                (4,344)          2,586
                                                                                -------          ------
Earnings from continuing operations                                             (10,233)          4,409

Loss from discontinued operations                                                    --             286
                                                                                -------          ------
      Net Earnings (Loss)                                                      $(10,233)        $ 4,123
                                                                                =======          ======

Earnings (loss) per share from continuing operations - basic                     $(1.76)          $0.79
                                                                                   ====            ====

Earnings (loss) per share from continuing operations - fully diluted             $(1.76)          $0.74
                                                                                   ====            ====

Net earnings (loss) per share - basic                                            $(1.76)          $0.74
                                                                                   ====            ====

Net earnings (loss) per share - fully diluted                                    $(1.76)          $0.69
                                                                                   ====            ====

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                  1998            1997

Gross premiums written                                                          $443,588         $375,814

Less ceded premiums                                                             (163,029)        (147,514)
                                                                                 -------          -------
Net premiums written                                                             280,559          228,300

Change in net unearned premiums                                                  (14,888)         (14,304)
                                                                                 -------         --------
Net premiums earned                                                              265,671          213,996

Fee income                                                                        15,203           14,990

Net investment income                                                             10,177           10,453

Net realized capital gain                                                          3,959            5,466
                                                                                 -------          -------
      Total Revenues                                                             295,010          244,905
                                                                                 -------          -------
Net claims incurred                                                              218,979          160,159

General and administrative expenses                                               67,734           50,644

Interest expense                                                                     361            2,991

Amortization of intangibles                                                        1,719              687
                                                                                 -------          -------
      Total expenses                                                             288,793          214,481
                                                                                 -------          -------
      Earnings before undernoted items                                             6,217           30,424

Provision for income taxes                                                         2,536           10,105

Distribution of preferred securities, net of tax                                   6,327              687

Minority interest                                                                   (890)           7,309
                                                                                 -------          -------
Earnings from continuing operations                                               (1,756)          12,323

Loss from discontinued operations                                                   (185)            (858)
                                                                                 -------          -------
      Net Earnings (Loss)                                                       $ (1,941)        $ 11,465
                                                                                 =======          =======

Earnings (loss) per share from continuing operations - basic                       $(.30)           $2.21
                                                                                     ===             ====

Earnings (loss) per share from continuing operations - fully diluted               $(.30)           $2.10
                                                                                     ===             ====

Net earnings (loss) per share - basic                                              $(.33)           $2.06
                                                                                     ===             ====

Net earnings (loss) per share - fully diluted                                      $(.33)           $1.95
                                                                                     ===             ====

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                   Cumulative     Retained          Total
                                        Common      Contributed    Translation    Earnings      Shareholders'
                                        Stock         Surplus      Adjustment     (Deficit)         Equity

Balance at December 31,  1996          $17,416        $2,775         $(334)        $27,401        $47,258

Issuance of common shares                   43           ---           ---             ---             43

Change in cumulative
translation adjustment                     ---           ---            76             ---             76

Net earnings                               ---           ---           ---          11,465         11,465
                                           ---           ---           ---          ------         ------
Balance at September 30, 1997          $17,459        $2,775         $(258)        $38,866        $58,842
                                        ======         =====           ===          ======         ======

Balance at December 31, 1997           $18,010        $2,775         $(292)        $39,839        $60,332

Issuance of common shares                  366           ---           ---             ---            366

Change in cumulative
translation adjustment                     ---           ---           500             ---            500

Net earnings (loss)                        ---           ---           ---          (1,941)        (1,941)
                                        ------         -----           ---          ------        -------
Balance at September 30, 1998          $18,376        $2,775          $208         $37,898        $59,257
                                        ======         =====           ===          ======         ======

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                          1998         1997
CASH PROVIDED BY OPERATING ACTIVITIES

  Net earnings (loss) for the period                                   $(1,941)     $11,465

  Items not affecting cash resources:

    Amortization and depreciation                                        3,210        1,192

    Loss (gain) on disposal of investments                              (3,959)      (5,465)

    Minority interest in net income of consolidated subsidiary            (890)       7,138

    Decrease (increase) in other assets                               (156,251)    (136,511)

    Decrease (increase) in deferred policy acquisition costs            (3,383)         762

    Increase (decrease) in deferred income taxes                        (3,087)          --

    Increase (decrease) in unearned premiums                            27,393       29,259

    Increase (decrease) in outstanding losses                          148,232       93,384

    Decrease (increase) in accounts receivable                        (122,650)     (88,021)

    Increase (decrease) in accounts payable                            120,974      105,153
                                                                       -------      -------
                                                                         7,648       18,356
                                                                       -------      -------
FINANCING ACTIVITIES:

  Increase (reduction) of borrowed funds                                 9,418      (41,363)

  Proceeds from consolidated minority interest owners                       --        2,474

  Issue of preferred securities                                             --      130,100

  Issue of share capital                                                   366          199
                                                                       -------      -------
                                                                         9,784       91,410
                                                                       -------      -------
INVESTING ACTIVITIES:

  Net purchase of marketable securities                                (15,543)     (49,912)

  Acquisition of subsidiary                                             (3,000)          --

  Net purchase of minority interest shares                              (1,208)     (61,000)

  Net purchase of capital assets                                        (7,690)      (3,807)

  Other                                                                     --           30
                                                                       -------      -------
                                                                       (27,441)    (114,689)

Change in cash resources during the period                             (10,009)      (4,923)

Cash resources, beginning of period                                     36,557       33,731
                                                                       -------      -------
Cash resources, end of period                                         $ 26,548     $ 28,808
                                                                       =======      =======

See notes to consolidated financial statements

                               GORAN CAPITAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For The Three and Nine Months Ended September 30, 1998

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

         These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP") except as disclosed in Note 4. All material intercompany amounts have been eliminated.

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

(4)      UNITED STATES ACCOUNTING PRINCIPLES

         These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. The differences between CDN GAAP and US GAAP are as follows:

                                       For the Three Months Ended                    For the Nine Months Ended
                                      September 30,  September 30,              September 30,         September 30,
                                          1998            1997                     1998                  1997

Reported net earnings (loss)           $(10,233)         $4,123                  $(1,941)              $11,465

US/Canada GAAP differences:

  Discounting on outstanding claims          --              --                      --                    38
                                          ------           -----                   -----                -----
Revised net earnings (loss)             $(10,233)         $4,123                 $(1,941)             $11,503
                                          ======           =====                   =====               ======


Earnings (loss) per share - basic         $(1.75)           $.81                   $(.33)               $1.87
                                            ====             ===                     ===                 ====
Earnings (loss) per share -
   fully diluted                          $(1.75)           $.81                   $(.33)               $1.87
                                            ====             ===                     ===                 ====

                                                                                September 30,         December 31,
                                                                                   1998                  1997

Shareholders' equity in accordance with Canadian GAAP                            $59,257              $60,332

Add (deduct) effect of difference in accounting for:

  Deferred income taxes                                                            1,911                1,975

  Outstanding claims                                                              (1,696)              (1,765)

  Minority interest portion                                                          (71)                 (70)

  Receivables from sale of capital stock                                            (312)                (346)

  Unrealized gain on investments*                                                    316                1,336
                                                                                  ------               ------
Shareholders' equity in accordance with US GAAP                                  $59,405              $61,462
                                                                                  ======               ======

*Note: The increase in shareholders' equity attributable to the unrealized gain of $316 and $1,336 at September 30, 1998 and December 31, 1997, respectively, are net of deferred taxes of $375 and $1,005 and related minority interest of $230 and $658.

(5) As part of the agreement by the Company to assume the multi-peril and crop operations of CNA, the Company agreed to reimburse CNA for certain direct overhead costs incurred by CNA during the first quarter of 1998 before the Company assumed the book of business. CNA has requested reimbursement of $2.8 million in expenses which the Company believes should only be $1.1 million. Negotiations are in process to settle this reimbursement. The Company fully expects the ultimate settlement will approximate $1.1 million and has therefore, accrued this amount in its consolidated financial statements evenly throughout 1998. In the unforeseen event the ultimate settlement is greater than $1.1 million, the Company will accrue the full additional amount at that time.

         The Company expects to receive a proposed assessment from the California Department of Insurance (CDOI) which could approximate
         $3 million. This expectation is based on ongoing discussions with the CDOI, although no formal written notification has been received by the Company. This fine relates to the charging of brokers fees to policyholders by independent agents who have placed business for one of the Company's nonstandard automobile carriers, Superior Insurance Company. The CDOI has indicated that such broker fees were improper and has requested reimbursement to the policyholders by Superior Insurance Company. The Company did not receive any amount of these broker fees. As the ultimate outcome of this potential assessment is not deemed probable the Company has not accrued any amount in its consolidated financial statements. Although the assessment has not been formally made by the CDOI at this time, the Company believes it can prevail and will vigorously defend any potential assessment.

(6)      Year 2000 Compliance

         General

         The Year 2000 Project (Project) is proceeding on schedule. The Project is addressing the inability of computer software and hardware to distinguish between the year 1900 and the year 2000. In 1996, the Company began a company-wide replacement of hardware and software systems to address this and other issues. This replacement is using systems from Dell, Hewlett Packard, Sun Systems, Compaq, Oracle and ZIM as well as some software conversions using Java. The new hardware is in place and operational at all subsidiaries. The software systems are in place in our nonstandard auto operations and are being implemented on a state-by-state basis. The Company began implementing the new nonstandard auto operating system in those states in which the Company writes annual policies (annual states). 60% of those annual states are currently in production with the remaining 40% scheduled to be in place by December 31, 1998. The remaining non-annual states are on schedule to be completed by March 31, 1999. The Company has developed a contingency plan for use in the event that there is a delay. A decision to adopt the contingency plan, if necessary, will be made by December 1, 1998. The Y2K issue does not have an effect on the crop operations until October 1, 1999. The Company is converting non-compliant systems, through programmatic means, into a Java based Y2K compliant environment. The crop operations are at 38% of completion for this conversion and are scheduled to be completed by the end of January 1999. Contingency plans for crop operations are being considered at this time. A number of the Company's other IT projects are being delayed or completely eliminated due to the implementation of the Project. The delay and/or elimination of these projects has caused or could cause a loss of market share in the nonstandard auto market.

         Project

         The Company has divided the Project into three sections-Infrastructure, Applications/Business Systems and Third Party Suppliers. There are common portions of each of these divisions which are: (1) identifying Y2K items, (2) assigning a priority for those items identified,
         (3) repairing or replacing those items, (4) testing the fixes, and
         (5) designing a contingency and business continuation plan for each subsidiary.

         In February 1998, all items had been identified and the plans for replacement or repair were proposed to management. These plans were approved and the process began.

         The infrastructure section of the Project was quickly implemented and tested by the Company's IT staff and has been completed since May of 1998. All desktop, mini and midrange systems as well as phone switches, phones and building security systems have been tested for Y2K compliance. The only outstanding issue is a security system in one of the Company's buildings, which may need to be disconnected. This issue is addressed by business continuance. Any new systems required by the Company are being tested and certified prior to purchase. Two mainframes being used by the Company are not Y2K certified or compliant. These machines have been replaced by Sun and HP compliant systems and are being kept in production until new applications are put in place on the new machines.

The applications systems section of the Project includes: (1) the replacement of nonstandard auto companies Policy Administration and Claims systems, (2) the conversion of crop operations systems in total, and (3) replacement of non compliant business systems company-wide (this includes wordprocessors, network operating systems, spreadsheet programs, presentation systems, etc.)

The Company had already made the decision to transition off all of it's nonstandard auto legacy systems and this process had been in work since 1996. These systems are Y2K compliant and are on schedule for completion by the end of March 31, 1999. The conversion of crop systems began in August 1998 and is scheduled for completion by the end of January 1999. Business systems are being replaced as vendors certify their compliance. The Company is at 80% compliance in this area.

The Company relies on third party vendors for investments, reinsurance treaties and banking. The Company began inquiring about Y2K compliance with its third party vendors beginning in July 1998. To date all vendors have replied regarding their compliance efforts. Those that are not in compliance have until the end of 1Q, 1999 to do so, or they will be replaced.

Costs

The Company considers the cost associated with the Project to be material. The Company has estimated the total cost to be $5.7 million. The total amount expended through September 1998 on all infrastructure and software upgrades is approximately $4.5 million. The Company expects to spend another $1.2 million in its efforts to complete the Project. This does not include additional annual maintenance costs that will be incurred as we move forward. Funding for these costs will continue to be provided by funds from operations. The Company expects that the new nonstandard auto system will significantly enhance service capability and reduce future operating costs.

Risks

Failure to correct the Y2K problem could cause a failure or interruption of normal business operations. These failures could materially affect the Company's operational results, financial condition and liquidity. Due to the nature of the Y2K problem, the Company is uncertain whether it will have a material affect. The Company believes that the possibility of significant business interruptions should be reduced by implementation of the Project.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations

The Company, through its wholly owned subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

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

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through approximately 1,118 independent agencies in 42 states.

MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines. For income statement purposes under generally accepted accounting principles, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers for buy-up coverage (MPCI coverage in excess of CAT Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage (the minimum available level of MPCI Coverage). By contrast, net premiums written do not include any MPCI premiums or subsidies, all of which are deemed to be ceded to the FCIC as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For generally accepted accounting principles income statement purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses.

The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment") and (ii) an LAE reimbursement payment equal to 13.0% of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE Reimbursement Payment"). For 1998 and 1997, the Buy-Up Expense Reimbursement Payment has been set at 27% and 29%, respectively, of the MPCI Premium. For generally accepted accounting principles income statement purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment and the MPCI Excess LAE Reimbursement Payment are, for income statement purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Other Income.

In June 1998, the United States Congress passed legislation which provided permanent funding for the crop insurance industry. However, beginning with the 1999 crop year, the Buy-Up Expense Reimbursement Payment was reduced to 24.5%, the CAT LAE Reimbursement Payment was reduced to 11% and the $60 CAT coverage fee will no longer go to the insurance companies.

The Company expects to more than offset these reductions through growth in fee income from non-federally subsidized programs such as AgPI(R) and GEO Ag Plus(R) initiated in 1998. The Company has also been working to reduce its costs. While the Company fully believes it can more than offset these reductions, there is no assurance the Company will be successful in its efforts or that further reductions in federal reimbursements will not continue to occur.

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

Results of Operations

For the three and nine months ended September 30, 1998, the Company recorded net losses of $(10,233,000) and $(1,941,000) or $(1.76) and $(.33) per share
(basic). This is approximately a decrease of 348% and 117% from 1997 comparable amounts of $4,123,000 and $11,465,000 or $0.74 and $2.06 per share (basic).

The loss in the third quarter of 1998 was due to losses in both the Company's crop and nonstandard automobile operations. The Company's loss in its crop operations was due primarily to crop hail losses from Hurricane Bonnie and other weather related events and higher than expected commission expenses, primarily from the integration of the crop business acquired from CNA. As compared to 1997 the Company's crop results were also impacted by a much smaller underwriting gain on MPCI due primarily to severe drought conditions in certain parts of the country and overly wet conditions in other parts of the country. However, the Company accrues a low estimated underwriting gain until results become known in the third and fourth quarters and the Company did not have to reverse profits previously booked for MPCI in the third quarter of 1998. The Company's loss in its nonstandard automobile operations was due primarily to recently noted reserve development and management taking a more conservative reserve assumption for its nonstandard operations. Falling nonstandard automobile premium volume also lead to a higher than normal expense ratio in the quarter.

                                                                      For the three months
                                                                       ended September 30,
                                                                      1998            1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                            $61,536         $77,505
                                                                     ======          ======
  Net premiums written                                              $55,381         $61,789
                                                                     ======          ======
  Net premiums earned                                               $64,742         $61,059

  Fee income                                                          3,827           4,380

  Net investment income                                               2,960           2,702

  Net realized gain                                                   1,121           3,837
                                                                     ------          ------
        TOTAL REVENUES                                               72,650          71,978
                                                                     ------          ------
  Losses and loss adjustment expenses                                57,589          44,873

  Policy acquisition and general and administrative expenses         19,563          18,170
                                                                     ------          ------
        TOTAL EXPENSES                                               77,152          63,043
                                                                     ------          ------
  Earnings (loss) before income taxes                               $(4,502)        $ 8,935
                                                                     ======          ======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                  88.95%           73.5%

  Expense ratio, net of billing fees                                  24.31            22.6
                                                                     ------            ----
  Combined ratio                                                     113.26%           96.1%
                                                                     ======            ====
CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                         $32,423         $23,997
                                                                     ======          ======
  Net premiums written                                              $15,313          $4,576
                                                                     ======           =====
  Net premiums earned                                               $29,170         $10,985

  Fee income                                                            (12)           (181)

  Net investment income                                                  55              52

  Net realized capital gain                                              47             (55)
                                                                     ------          ------
        TOTAL REVENUES                                               29,260          10,801
                                                                     ------          ------
  Losses and loss adjustment expenses                                34,312           9,030

  Policy acquisition and general and administrative expenses(1)       6,572          (2,609)

  Interest expense and amortization of intangibles                      287              40
                                                                     ------          ------
        TOTAL EXPENSES                                               41,171           6,461
                                                                     ------          ------
  Earnings (loss) before income taxes                              $(11,911)        $ 4,340
                                                                     ======          ======

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

                                                                      For the nine months
                                                                      ended September 30,
                                                                     1998             1997

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:

  Gross premiums written                                           $231,042        $243,052
                                                                    =======         =======
  Net premiums written                                             $206,802        $195,632
                                                                    =======         =======
  Net premiums earned                                              $203,563        $189,303

  Fee income                                                         12,535          11,584

  Net investment income                                               8,894           7,796

  Net realized gain                                                   3,762           5,521
                                                                    -------         -------
        TOTAL REVENUES                                              228,754         214,204
                                                                    -------         -------
  Losses and loss adjustment expenses                               164,237         143,897

  Policy acquisition and general and administrative expenses         56,367          53,662
                                                                    -------         -------
        TOTAL EXPENSES                                              220,604         197,559
                                                                    -------         -------
  Earnings before income taxes                                     $  8,150        $ 16,645
                                                                    =======         =======
GAAP RATIOS (Nonstandard Automobile Only):

  Loss and LAE Ratio                                                  80.68%           76.0%

  Expense ratio, net of billing fees                                  21.53            22.2
                                                                     ------            ----
  Combined ratio                                                     102.21%           98.2%
                                                                     ======            ====
CROP INSURANCE OPERATIONS:

  Gross premiums written(2)                                         $210,618       $132,353
                                                                     =======        =======
  Net premiums written                                               $68,167        $21,256
                                                                      ======         ======
  Net premiums earned                                                $57,791        $18,753

  Fee income                                                           2,670          3,406

  Net investment income                                                  220            144

  Net realized capital gain                                              217            (55)
                                                                      ------         ------
        TOTAL REVENUES                                                60,898         22,248
                                                                      ------         ------
  Losses and loss adjustment expenses                                 53,050         13,299

  Policy acquisition and general and administrative expenses(1)        6,822         (8,635)

  Interest expense and amortization of intangibles                       520             65
                                                                      ------         ------
        TOTAL EXPENSES                                                60,392          4,729
                                                                      ------         ------
  Earnings before income taxes                                       $   506        $17,519
                                                                      ======         ======

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain. (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

Consolidated gross premiums written decreased 4.5% and increased 18.0% for the three and nine months ended September 30, 1998 compared to comparable periods in 1997.

Gross premiums written for the nonstandard auto segment decreased 20.6% for the three months ended September 30, 1998 and decreased 4.9% for the nine months ended September 30, 1998 compared to comparable periods in 1997. The decrease in nonstandard automobile premiums reflects the effects of competitive pressures, the results of certain product changes in certain key states and the operational aspects of implementation of the Company's new operating system. The Company has addressed the product changes in its key states that contributed to the falling premium volume and is working to implement appropriate product and rate changes in its other states. The Company has also recently entered South Florida and the State of Arizona and has launched its Spanish Language Policy in Florida. The Company's new operating system is functioning adequately in the States of Florida, California and Arizona with additional states coming on line in the near future. The Company expects that the results of these efforts will improve future premium volume and reduce the costs to do business.

Gross premiums written for the crop segment increased 35.1% and 59.1% for the three and nine months ended September 30, 1998 compared to comparable periods in 1997. Such increase was due to the transaction with CNA, internal growth and new products such as AgPI. Premium increases were noted in all lines of crop insurance. Crop premiums for the three and nine months ended September 30 are as follows:

                                                     Three Months                      Nine Months
                                                  Ended September 30,              Ended September 30,
                                                1998             1997             1998            1997

CAT imputed                                    $1,502           $4,965           $34,140         $31,028
MPCI                                           18,071           15,195           125,368          94,211
Crop hail and named perils                     14,356            8,802            77,721          38,142
AgPI                                               (4)             --              7,529             --
                                               ------           ------           -------         ------
                                               33,925           28,962           244,758         163,381
Less: CAT imputed                              (1,502)          (4,965)          (34,140)        (31,028)
                                               ------           ------           -------         -------
                                              $32,423          $23,997          $210,618        $132,353
                                               ======           ======           =======         =======

MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three and nine months ended September 30 are as follows. The Company canceled its nonstandard auto quota share treaty with the intention to commute the agreement effective October 1, 1998.

                                                   1998         1997

Nonstandard automobile                              10%          20%
Crop hail                                           25%          40%
Named peril                                         50%          50%

Fee income decreased 9.1% for the three months ended September 30, 1998 and increased 1.4% for the nine months ended September 30, 1998 as compared to the corresponding periods of the prior year. The decrease in the third quarter of 1998 results from the Company's practice of offsetting CAT fees with crop LAE costs. Such offset was greater in 1998. Fee income on nonstandard automobile operations also decreased in the third quarter as a direct result of lower premium volume in the quarter. The small increase in fee income year to date in 1998 compared to 1997 is primarily the result of higher nonstandard automobile fees as a percentage of direct premiums written although premium volume decreased in that segment. These fees averaged 5.43% and 4.77% of gross premiums written in 1998 and 1997, respectively. Crop fees, primarily

CAT fees increased due to growth in premium volume. However, crop fee income appears lower due to reclass of CAT LAE fees as an offset to loss costs. This was due to the higher LAE costs in 1998 due to the higher volume of claims.

Net investment income decreased 10.6% and 2.6% for the three and nine months ended September 30, 1998 as compared to the corresponding periods of the prior year. Such decrease was due primarily to greater invested assets offset by a declining yield due to market conditions.

The loss ratio for the nonstandard automobile segment for the three and nine months ended September 30, 1998 was 89.0% and 80.7% as compared to 73.5% and 76.0% in 1997. In the third quarter of 1998, the Company recorded additional gross loss reserves of approximately $8 million. A mid-year review of reserves as of June 30, 1998 by the Company's independent actuaries resulted in recorded loss reserve levels at June 30, 1998 approximating recommended levels. Development since that date and more conservative assumptions has resulted in the reserve adjustment.

The crop hail loss ratio for the nine months ended September 30, 1998 was 85.5% compared to 67.1% in 1997. The loss ratio for 1998 is net of reinsurance recoveries on its stop loss layer. This loss ratio was dramatically affected by Hurricane Bonnie in the third quarter. Excluding the effects of Hurricane Bonnie and related reinsurance recoveries the crop hail loss ratio would have been 75.0%.

Policy acquisition and general and administrative expenses have increased as a result of the increased volume of business produced by the Company. Policy acquisition and general and administrative expenses rose to $27,468,000 and $67,734,000 or 29.2% and 25.5% of net premium earned for the three and nine months ended September 30, 1998 compared to $18,154,000 and $50,644,000 or 24.3% and 23.7% of net premium earned in the corresponding periods of 1997. The increase in the overall expense ratio in the third quarter reflects increases in both the Company's crop and nonstandard automobile operations. Increases related to crop operations reflect a much lower MPCI underwriting gain in 1998 as compared to 1997, as previously discussed, and higher operating and commission costs due primarily to the integration of the Company's crop acquisitions. Increases related to nonstandard automobile operations reflect the higher than normal expense ratio in the third quarter due to the declining premium volume. Nonstandard automobile and crop operations have integrated acquisitions and are undergoing a restructuring to reduce operating costs.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The increase in expenses results primarily from a 2% lower
MPCI Expense Reimbursement for 1998 versus 1997, higher commissions due to competition and integration costs of the CNA transaction and a lower MPCI underwriting gain as previously discussed. Although the third quarter generally provides more evidence to support this underwriting gain, it remains an estimate until all harvest results are known in the fourth quarter. The Company had been accruing an estimated gain of 10% in the first two quarters of 1998 and adjusted this estimate in the third quarter to 12%. In 1997 the Company realized a MPCI underwriting gain in excess of 20% due to the record harvest results and more consistent weather patterns.

Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisitions of the minority interest position in GGSH and NACU, debt or preferred security issuance costs and organizational costs. The increase in 1998 reflects the effects of the Preferred Securities Offering in late 1997.

Interest expense primarily represents interest incurred since April 30, 1996 on the GGS Senior Credit Facility. The GGS Senior Credit Facility was repaid with the proceeds from the Preferred Securities Offering.

Income tax expense (benefit) was (32.1%) and 40.8% of pre-tax income (losses) for the three and nine months ended September 30, 1998 compared to 33.5% and 33.2% in 1997. The increased rate is due to higher goodwill amortization.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Operations of Granite Re continue to be profitable with net earnings of $0.9 million in 1998 compared to $1.4 million in 1997. The decrease in earnings in 1998 compared to 1997 resulted primarily from claims on crop reinsurance provided to IGF.

Financial Condition

The Company's total assets of $864,415,000 at September 30, 1998 increased by $303,567,000 from $560,848,000 as of December 31, 1997. Such increase was due to an increase in cash and invested assets primarily from the Company's nonstandard automobile operations. With the decrease in nonstandard automobile premium volume in the third quarter such increase has also slowed. Increases in receivables and reinsurance assets result primarily from the Company's growth in its crop operations which carry higher balances during the year until harvest results are complete and such assets are collected. There is a corresponding increase in related liabilities. The increase in fixed assets is due to the purchase of the Company's new crop operation headquarters and substantial investment in new operating systems to improve efficiencies. Increase in notes payable primarily reflects short term borrowings from a line of credit at the Company's crop operations until harvest results are settled and FCIC funds are received. The decrease in stockholders equity results from the Company's net loss. The Company has not substantially changed its investment portfolio.

Net cash from operating activities declined to $7,648,000 in 1998 from $18,356,000 in 1997 due to the Company's loss from operations. Investing activities reflect the Company's normal investment activities. Financing activities include normal activities on the Company's line of credit for crop operations.

While the Company's crop operations are experiencing some short term cash needs due to the high volume of crop hail losses, the Company believes it has sufficient resources to meet its cash flow needs for this operation. In the event the Company has maximized its borrowing capacity under its line of credit, the Company can elect to owe the FCIC funds with interest until receipt of its expense reimbursement and MPCI underwriting gain payments, the latter of which is made over a three-year period.

SIG's Preferred Security obligations of approximately $13 million per year is funded from the Company's nonstandard automobile management company and dividend capacity from the crop operations. The nonstandard auto funds are the result of management and billing fees in excess of operating costs. For calendar 1997 the coverage ratio of nonstandard automobile cash flows to Preferred Security costs was 2.2x. The Company estimates this ratio decreased to 1.48x in the third quarter of 1998 and expects this ratio to increase to 1.8x for all of 1998 with increasing premium volume and stable costs. Coverage from the Company's crop operations entailed a dividend capacity of $13.4 million in 1998 that will reduce to approximately $4.5 million in 1999 as a result of the Company's operations and statutory limitations. The Company also has approximately $10 million in excess funds for debt service. Surplus needs at the insurance companies will be handled primarily by reinsurance for which the Company believes it has good relationships and numerous alternatives. It should be noted that the additional nonstandard automobile reserves did not increase the accident year loss ratios to levels that would require recovery from reinsurers. SIG believes it can continue to meet its obligations in 1999 and that coverage will increase through higher nonstandard automobile premium volumes and more profitable crop operations.

The Trust Indenture for the Preferred Securities contains certain preventative covenants. These covenants are based upon SIG's Consolidated Coverage Ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if SIG's EBITDA falls below 2.5 times Consolidated Interest Expense (including Preferred Security distributions) for the most recent four quarters the following restrictions become effective:

         SIG may not incur additional Indebtedness or guarantee additional Indebtedness.
         SIG may not make certain Restricted Payments including loans or advances to affiliates, stock repurchases and a limitation on the amount of dividends is inforce.
         SIG may not increase its level of Non-Investment Grade Securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These  restrictions  currently  apply,  and will  continue  to apply until SIG's
Consolidated Coverage Ratio is in compliance with the terms of the Trust Indenture. This does not represent a Default by SIG on the Preferred Securities. SIG is in compliance with these preventative covenants as of September 30, 1998.

Forward Looking Statements

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as
"anticipate," "could," "feel(s)," "believe," "believes," "plan," "estimate," "expect," "should," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's crop operations such as weather-related events, final harvest results, commodity price levels, governmental program changes, new product acceptance and commission levels paid to agents; and (iii) factors affecting the Company's nonstandard automobile operations such as premium volume, levels of operating expenses as compared to premium volume, ultimate development of loss reserves and implementation of the Company's operating system.

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



Dated: November 12, 1998                         By:______________________
                                                 Alan G. Symons
                                                 President



Dated: November 12, 1998                         By:______________________
                                                 Gary P. Hutchcraft
                                                 Vice President, Treasurer and
                                                 Chief Financial Officer

GORAN CAPITAL INC. - Consolidated                                  Exhibit 11.01
Analysis of Earnings Per Share

                                                     Nine                        Nine
                                                 Months Ended                 Months Ended
                                                 September 30,                September 30,
                                                     1998                        1997

Average Price (US $)                                 $26.72         (A)            $29.34

Proceeds from Exercise of Warrants and Options
   (US $)                                         $15,031,886       (B)         $3,551,952
                                                   ==========                    =========

Shares Repurchased - Treasury Method                 $562,477     (B)/(A)          121,060
                                                      =======                      =======

Shares Outstanding - Weighted Average               5,825,930                    5,552,097

Add:  Options and Warrants Outstanding                802,304                      733,148

Less:  Treasury Method - Shares Repurchased          (562,477)                    (121,060)
                                                      -------                      -------

Shares Outstanding for US GAAP Purposes             6,065,757       (C)          6,164,185
                                                    =========                    =========

Net Earnings in Accordance with US GAAP           $(1,941,000)      (D)        $11,465,000
                                                   ==========                   ==========

Earnings Per Share - US GAAP - Basic                    $(.33)                       $2.06
                                                          ===                         ====

Earnings Per Share - US GAAP - Fully Diluted            $(.33)    (D)/(C)            $1.86
                                                          ===                         ====


Note: The calculation of fully diluted earnings per share is non dilutive in 1998 and therefore is shown as the same as the basic earnings per share.