Form 10-K
period 1998-12-31
GORAN CAPITAL INC
filed 1999-04-15
CIK 925600

FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1998.

(   )  Transition Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ________ to ________.

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

Registrant's telephone number:               (416) 594-1155 (Canada)
                                             (317) 259-6400 (U.S.A.)

Securities registered pursuant to
Section 12(b) of the Act:                     Common Shares

Securities registered pursuant to             None
Section 12(g) of the Act:                    (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 2,813,654 shares of the Issuer's Common Stock held by nonaffiliates, as of March 22, 1999 was $26,729,713 (US).

The number of shares of Common Stock of the Registrant, without par value, outstanding as of March 22, 1999 was 5,876,398.

Documents Incorporated By Reference:
Portions of the Annual Report to Shareholders and the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated into Parts II and III.

Exhibit Index on Page 42                                           Page 1 of 49

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

Foreign Exchange Rates
U.S. to Canadian Dollars
For The Years Ended December 31,

                                  1994    1995    1996    1997    1998

Average                          .7322   .7287   .7339   .7222   .6745

Period End                       .7129   .7325   .7301   .6995   .6532

High                             .7642   .7465   .7472   .7351   .7061

Low                              .7097   .7099   .7270   .6938   .6376



Accounting Principles

The financial information contained in this document is stated in U.S. Dollars and is expressed in accordance with Canadian Generally Accepted Accounting Principles unless otherwise stated.

GORAN CAPITAL INC.
ANNUAL REPORT ON FORM 10-K
December 31, 1998

PART I                                                                   Page

ITEM 1.       Business ..................................................  4

              Forward Looking Statements - Safe Harbor Provisions.......  33

ITEM 2.       Properties................................................  38

ITEM 3.       Legal Proceedings.........................................  39

ITEM 4.       Submission of Matters to a Vote of Security Holders.......  39

PART II

ITEM 5.       Market For Registrant's Common Equity And
              Related Shareholder Matters...............................  39

ITEM 6.       Selected Consolidated Financial Data......................  40

ITEM 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  41

ITEM 8.       Financial Statements and Supplementary Data...............  41

ITEM 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................  41

PART III

ITEM 10.      Directors and Executive Officers of the Registrant........  41

ITEM 11.      Executive Compensation....................................  41

ITEM 12.      Security Ownership of Certain Beneficial
              Owners and Management.....................................  41

ITEM 13.      Certain Relationships and Related Transactions............  41

PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and
              Reports Form 8-K..........................................  42

SIGNATURES    ..........................................................  49

ITEM 1 - BUSINESS
(figures stated in U.S. dollars)

General

     Goran Capital Inc. ("Goran" or the "Company") is a Canadian federally incorporated holding company principally engaged in the business of underwriting property and casualty insurance through its insurance subsidiaries Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"), which maintain their headquarters in Indianapolis, Indiana, Atlanta, Georgia and Des Moines, Iowa, respectively. Goran owns approximately 67% of a U.S. holding company, Symons International Group, Inc. ("SIG"). SIG owns IGF and GGS Management Holdings, Inc. ("GGS Holdings") and GGS Management, Inc. ("GGS") which are the holding company and management company for Pafco and Superior. Goran sold 33% of SIG in an Initial Public Offering in November, 1996. The Company's other subsidiaries include Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite"), a Canadian federally licensed insurance company and Symons International Group, Inc. - Florida ("SIGF"), a surplus lines underwriter located in Florida. In 1997, the Company announced its intention to discontinue the operations of SIGF with a sale of such operations completed effective January 1, 1999.

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

         Goran Capital Inc., a specialty property and casualty insurer, underwrites and markets nonstandard private passenger automobile insurance and crop insurance. Through its Subsidiaries, the Company writes business in the United States exclusively through independent agencies and seeks to distinguish itself by offering high quality, technology based services for its agents and policyholders. Based on the Company's Gross Premiums Written in 1998, the Company believes that it is the twelfth largest underwriter of nonstandard automobile insurance in the United States. Based on premium information compiled in 1997 by the NCIS, the Company believes that IGF is the fourth largest underwriter of crop insurance in the United States.

Nonstandard Automobile Insurance

Industry Background

         The Company, through its Subsidiaries, Pafco and Superior, is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks." The nonstandard market accounted for approximately 19% of total private passenger automobile insurance premiums written in 1997. According to statistical information derived from insurer annual statements compiled by A.M. Best, the nonstandard automobile market accounted for $22 billion in annual premium volume for 1997.

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

Marketing

         The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Virginia, Indiana and Georgia and also writes nonstandard automobile insurance in 16 additional states, with plans to continue to expand selectively into additional states. The Company will select states for expansion based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition and the regulatory climate. The following table sets forth the geographic distribution of Gross Premiums Written for the Company for the periods indicated including Gross Premiums Written for Superior prior to its acquisition by the Company on April 30, 1996.

Goran Capital Inc. and Superior Insurance Company (Combined)
Year Ended December 31,
(in thousands)


State                               1996        1997        1998

Arizona                            $  --       $  --      $6,228
Arkansas                           2,004       1,539       1,383
California                        25,131      59,819      48,181
Colorado                          10,262       9,865       8,115
Florida                           97,659     141,907     107,746
Georgia                            7,398      11,858      21,575
Illinois                           2,994       3,541       2,908
Indiana                           16,599      17,227      18,735
Iowa                               5,818       7,079       6,951
Kentucky                          11,065       9,538       8,108
Mississippi                        2,250       2,830       5,931
Missouri                          13,423       9,705       8,669
Nebraska                           5,390       6,613       6,803
Nevada                                --       4,273       8,849
Ohio                               3,643       3,731       2,106
Oklahoma                           2,559       3,418       3,803
Oregon                                --       2,302       6,390
Tennessee                             (2)         --       1,443
Texas                             10,122       7,192       7,520
Virginia                          14,733      21,446      22,288
Washington                           106          32           5
                                 -------     -------     -------
Total                           $231,154    $323,915    $303,737
                                 =======     =======     =======

         The Company markets its nonstandard products exclusively through approximately 6,000 independent agencies and focuses its marketing efforts in rural areas and the peripheral areas of metropolitan centers. As part of its strategy, management is continuing its efforts to establish the Company as a low cost provider of nonstandard automobile insurance while maintaining a commitment to provide quality service to both agents and insureds. This element of the Company's strategy is being accomplished primarily through the automation of certain marketing, underwriting and administrative functions. In order to maintain and enhance its relationship with its agency base, the Company has several territorial managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

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

         The Company has integrated its automated underwriting process with the functions performed by its agency force. For example, the Company has a rating software package for use by agents in some states. In many instances, this software package, combined with agent access to the automated retrieval of motor vehicle reports, ensures accurate underwriting and pricing at the point of sale. The Company believes the automated rating and underwriting system provides a significant competitive advantage because it (i) improves efficiencies for the agent and the Company, thereby reinforcing the agents' commitment to the Company, (ii) makes more accurate and consistent underwriting decisions possible and (iii) can be changed easily to reflect new rates and underwriting guidelines.

         Underwriting results of insurance companies are frequently measured by their Combined Ratios. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the Combined Ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are generally considered profitable when the Combined Ratio is under 100% and unprofitable when the Combined Ratio is over 100%. Refer to "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a further discussion on the Combined Ratio.

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

         Effective January 1, 1997, Pafco and Superior ceded 20% of its nonstandard automobile business written during the first three quarters of 1997 and 25% during the fourth quarter in accordance with a quota share Reinsurance agreement. 90% of the cession was with Vesta Fire Insurance Company (rated "A" by A.M. Best) and 10% was with Granite Re. Effective January 1, 1998, the cession rate was changed to 10%. These treaties were commuted effective October 1, 1998, thereby completely and fully discharging Vesta and Granite Re of any obligations relative to this business for payments of $7,698,977 and $1,123,294, respectively.

         In 1998, 1997 and 1996, Pafco and Superior maintained casualty excess of loss reinsurance on its nonstandard automobile insurance business covering 100% of losses on an individual occurrence basis in excess of $200,000 up to a maximum of $5,000,000.

         Amounts recoverable from reinsurers relating to nonstandard automobile operations as of December 31, 1998 follows:

                                                              Reinsurance
                                                A.M. Best   Recoverable as of
Reinsurers                                       Rating    December 31, 1998 (1)
                                                               (in thousands)

Everest Reinsurance Company                       A+ (2)             $315
Q.B.I. Insurance (UK) Ltd.                     Not Rated             $249
Constitution Reinsurance Corporation              A+                 $251
Federal Emergency Management Administration    Not Rated             $463


(1) Only recoverable greater than $200,000 are shown. Total nonstandard automobile reinsurance recoverables as of December 31, 1998 were approximately $2,292,000.
(2)   An A.M. Best Rating of "A+" is the second highest of 15 ratings.

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

Crop Insurance

Industry Background

         The two principal components of the Company's crop insurance business are MPCI and private named peril, primarily crop hail insurance. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable weather events. Farms are subject to drought, floods and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

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

         The 1994 Reform Act required farmers for the first time to purchase at least CAT Coverage (i.e., the minimum available level of MPCI providing coverage for 50% of farmers' historic yield at 60% of the price per unit for such crop set by the FCIC) in order to be eligible for other federally sponsored farm benefits, including, but not limited to, low interest loans and crop price supports. The 1994 Reform Act also authorized the marketing and selling of CAT Coverage by the local USDA offices which has since been eliminated by the Federal Agriculture Improvement and Reform Act of 1996 ("the 1996 Reform Act"). The 1996 Reform Act was signed into law by President Clinton in April 1996 and also eliminated the linkage between CAT Coverage and qualification for certain federal farm program benefits.

         In June 1998, President Clinton signed the Agricultural Research, Extension and Education Reform Act of 1998 into law ("Ag Research Act"). That Act contained a number of changes in the crop insurance program, the largest of which was the conversion of funding for the MPCI Expense Reimbursement subsidy that had previously been 50% permanent (mandatory spending) under the federal budget and 50% discretionary (dependent on annual Congressional appropriations) to 100% permanent/mandatory funding. Thus, the program and the companies are no longer subject to the annual budget battles in Washington with respect to administrative funding. This is a major positive change in the stability of the program.

         Other changes included a reduction in the rate of MPCI Expense Reimbursement from the general 27% in the 1998 reinsurance year to 24.5% in 1999. The reinsurance terms of the 1998 (and now 1999 and 2000) SRA were also frozen for subsequent reinsurance years thereby providing another aspect of stability to the program. Two other changes were made related to the
Catastrophic (CAT) level of insurance under the MPCI program. The law significantly changed the administrative fee structure attached to such policies (farmers pay no premium only administrative fees for CAT) - the previous $50 per crop per county (with $200/county, $600 overall limit) was changed to the higher of $50 or 10% of the imputed premium for such policies plus $10 and no part of the fees would be retained by the participating reinsured company any longer (previously up to $100 per county could be retained). Starting in 1999, all fees would go directly to the Federal Government rather than the Company. In addition, the CAT LAE Reimbursement was lowered from approximately 13.7% of imputed premium in 1998 to 11% of premium in 1999.

         In October 1998, President Clinton signed the Fiscal Year 1999 Omnibus Consolidated and Emergency Supplemental Appropriations Act into law. This provided a total of $2.375 billion in disaster assistance to help producers weather 1998 and multi-year disasters. Any producer receiving a payment under that program who did not have crop insurance in 1998 will be required to secure coverage (CAT or MPCI Buy-up) for the 1999 and 2000 crop years. In addition, on December 12, 1998, President Clinton and the USDA announced that $400 million of the $2.375 billion would be set aside as a 1999 crop year crop insurance premium incentive to encourage producers to secure additional coverage on their 1999 crops. In addition, on January 8, 1999, the FCIC announced that it would accept additional applications for insurance or accept changes in insurance coverage from producers for their 1999 crops (2000 crop of citrus) in cases where sales closing dates had already passed and it would extend upcoming spring application periods across the country to allow producers additional time to take advantage of the premium incentive. Additional options for allowing the reinsured companies to manage the risk associated with these actions were also provided.

         The Company expects to more than offset these reimbursement reductions through growth in fee income from non-federally subsidized programs such as AgPI(R) and GEO Ag Plus(R) initiated in 1998. The Company has also been working to reduce its costs. While the Company fully believes it can more than offset these reductions, there is no assurance the Company will be successful in its efforts or that further reductions in federal reimbursements will not continue to occur.

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

       o Unlike many of its competitors, the Company employs approximately 135 full-time claims adjusters, most of whom are agronomy-trained, to reduce the cost of losses experienced by IGF and to provide opportunity to produce fee based income.

       o The Company stops selling its crop hail policies after certain selected dates to prevent farmers from adversely selecting against IGF when a storm is forecast or hail damage has already occurred.

       o The Company continues to explore growth opportunities and product diversification through new specialty coverages, including Agriculture Production Interruption (AgPI), Agriculture Revenue Interruption (AgRI) and specific named peril crop insurance. Further, IGF has recently released new products such as timber, fresh market vegetables and environmental ("green") coverages.

       o The Company has recently launched a new fee based service for farmers called Geo AgPLUS(TM).

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

         In order to encourage farmers to participate in the MPCI program and thereby reduce dependence on traditional disaster relief measures, the 1996 Reform Act established CAT Coverage as a new minimum level of MPCI coverage, which farmers may purchase upon payment of a fixed administrative fee of $60 per policy instead of any premium. CAT Coverage insures 50% of historic crop yield at 55% of the FCIC-set crop price for the applicable commodities standard unit of measure, i.e., bushel, pound, etc. CAT Coverage can be obtained from private insurers such as the Company.

     In addition to CAT Coverage, MPCI policies that provide a greater level of protection than the CAT Coverage level are also offered ("Buy-up Coverage"). Most farmers purchasing MPCI have historically purchased at Buy-up Coverage levels, with the most frequently sold policy providing coverage for 65% of historic crop yield at 100% of the FCIC-set crop price per bushel. Buy-up Coverages require payment of a premium in an amount determined by a formula set by the FCIC. Buy-up Coverage can only be purchased from private insurers. The Company focuses its marketing efforts on Buy-up Coverages, which have higher premiums and which the Company believes will continue to appeal to farmers who desire, or whose lenders encourage or require production and revenue protection.

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

         The Company also offers Crop Revenue Coverage ("CRC"). In contrast to standard MPCI coverage, which features a yield guarantee or coverage for the loss of production, CRC provides the insured with a guaranteed revenue stream by combining both yield and price variability protection. CRC protects against a grower's loss of revenue resulting from fluctuating crop prices and/or low yields by providing coverage when any combination of crop yield and price results in revenue that is less than the revenue guarantee provided by the policy. CRC was approved by the FCIC as a pilot program for revenue insurance coverage plans for the 1996 Crop Year and since then it has been expanded virtually nationwide on corn, soybeans and wheat and to additional crops in new pilot areas. Currently, CRC represents approximately 20% of all of the Company's MPCI policies.

         Revenue insurance coverage plans such as CRC are largely the result of the 1996 Reform Act, which directed the FCIC to develop a crop insurance program providing coverage against loss of gross income as a result of reduced yield and/or price. CRC was developed by a private insurance company other than the Company under the Federal Crop Insurance Act, which authorizes private companies to design alternative coverage plans and to submit them for review, approval and endorsement by the FCIC. As a result, although CRC is administered and reinsured by the FCIC and risks are allocated to the federal reinsurance pools, CRC remains partially influenced by the private sector, particularly with respect to changes in its rating structure.

         CRC plans to use the policy terms and conditions of the Actual Production History ("APH") plan of MPCI as the basic provisions for coverage. The APH provides the yield component by utilizing the insured's historic yield records. The CRC revenue guarantee is the producer's approved APH times the coverage level, times the higher of the spring futures price or harvest futures price (in each case, for post-harvest delivery) of the insured crop for each unit of farmland. The coverage levels and exclusions in a CRC policy are similar to those in a standard MPCI policy. For the 1998 Crop Year, the Company received from the FCIC an expense reimbursement payment equal to 23.5% of Gross Premiums Written in respect of each CRC policy it writes. The MPCI Buy-up Expense Reimbursement Payment is currently established by legislation. The expense reimbursement payment on CRC was 31% in 1996, 29% in 1997, 23.25% in 1998 and 21.1% in 1999.

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

         In addition to MPCI (including CRC), the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hail storms and which involves no federal participation, as well as its proprietary HAILPLUS(R) product which combines the application and underwriting process for MPCI and hail coverages. The HAILPLUS(R) product tends to produce less volatile loss ratios than the stand alone product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 50% of IGF's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide insurance against hail damage, under crop hail coverages farmers can receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more MPCI policies than it otherwise would.

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

         AgPI(R) protects agriculture based businesses that depend upon a steady flow of a crop (or crops) to stay in business. This protection is available to those involved in agribusiness who are a step beyond the farm gate, such as elevator operators, custom harvesters, cotton gins and businesses that are dependent upon a single supplier of products, (i.e., popping corn).

         These businesses have been able to buy normal business interruption insurance to protect against on-site calamities such as a fire, wind storm or tornado. But until now, they have been totally unprotected by the insurance industry if they encounter a production shortfall in their trade area which limited their ability to bring raw materials to their operation. AgPI(R) allows the agricultural business to protect against a disruption in the flow of the raw materials it depends on. AgPI(R) was formally introduced at the beginning of the 1998 crop year.

         Geo AgPLUS(TM) provides to the farmer mapping and soil sampling services combined with fertility maps and the software that is necessary to run their precision farming program. Grid soil sampling, when combined with precision farming technology, allows the farmer to apply just the right amount of fertilization, thus balancing the soil for a maximum crop yield. Precision farming increases the yield to the farmer, reduces the cost of unnecessary fertilization and enhances the environment by reducing overflows of fertilization into the ecosystem. Geo AgPLUS(TM) is an IGF Insurance Company trademarked precision farming division that is now marketing its fee based products to the farmer.

Gross Premiums

         Each year the FCIC sets the formulas for determining premiums for different levels of Buy-up Coverage. Premiums are based on the type of crop, acreage planted, farm location, price per bushel for the insured crop as set by the FCIC for that year and other factors. The federal government will generally subsidize a portion of the total premium set by the FCIC and require farmers to pay the remainder. Cash premiums are received by the Company from farmers only after the end of a growing season and are then promptly remitted to the federal government. Although applicable federal subsidies change from year to year, such subsidies will range up to approximately 40% of the Buy-up Coverage premium depending on the crop insured and the level of Buy-up Coverage purchased, if any. Federal premium subsidies are recorded on the Company's behalf by the government. For purposes of the profit sharing formula, the Company is credited with having written the full amount of premiums paid by farmers for Buy-up Coverages, plus the amount of any related federal premium subsidies (such total amount, its "MPCI Premium").

         As previously noted, farmers pay an administrative fee of $60 per policy but are not required to pay any premium for CAT Coverage. However, for purposes of the profit sharing formula, the Company is credited with an imputed premium (its "MPCI Imputed Premium") for all CAT Coverages it sells. The amount of such MPCI Imputed Premium credited is determined by formula. In general, such MPCI Imputed Premium will be less than 50% of the premium that would be payable for a Buy-up Coverage policy that insured 65% of historic crop yield at 100% of the FCIC-set crop price per standard unit of measure for the commodity, historically the most frequently sold Buy-up Coverage. For income statement purposes under GAAP, the Company's Gross Premiums Written for MPCI consist only of its MPCI Premiums and do not include MPCI Imputed Premiums.

Reinsurance Pools

         Under the MPCI program, the Company must allocate its MPCI Premium or MPCI Imputed Premium in respect of a farm to one of seven federal reinsurance pools, at its discretion. These pools provide private insurers with different levels of Reinsurance protection from the FCIC on the business they have written. The seven pools have three fundamental designations; Commercial, Developmental and Assigned Risk. For insured farms allocated to the "Commercial Pool," the Company, at its election, generally retains 50% to 100% of the risk and the FCIC assumes 0% - 50% of the risk; for those allocated to the "Developmental Pool," the Company generally retains 35% of the risk and the FCIC assumes 65%; and for those allocated to the "Assigned Risk Pool," the Company retains 20% of the risk and the FCIC assumes 80%. The MPCI Retention is protected by private third-party stop-loss treaties.

         Although the Company in general must agree to insure any eligible farm, it is not restricted in its decision to allocate a risk to any of the seven pools, subject to a minimum aggregate retention of 35% of its MPCI Premiums and MPCI Imputed Premiums written. The Company uses a sophisticated methodology derived from a comprehensive historical data base to allocate MPCI risks to the federal reinsurance pools in an effort to enhance the underwriting profits realized from this business. The Company has crop yield history information with respect to over 100,000 farms in the United States. Generally, farms or crops which, based on historical experience, location and other factors, appear to have a favorable net loss ratio and to be less likely to suffer an insured loss, are placed in the Commercial Pool. Farms or crops which appear to be more likely to suffer a loss are placed in the Developmental Pool or Assigned Risk Pool. The Company has historically allocated the bulk of its insured risks to the Commercial Pool.

         The Company's share of profit or loss depends on the aggregate amount of MPCI Premium and MPCI Imputed Premium on which the Company retains risk after allocating farms to the foregoing pools (its "MPCI Retention"). As previously described, the Company purchases Reinsurance from third parties other than the FCIC to further reduce its MPCI loss exposure.

Loss Experience of Insureds

         Under the MPCI program the Company pays losses to farmers through a federally funded escrow account as they are incurred during the growing season. The Company requests funding of the escrow account when a claim is settled and the escrow account is funded by the federal government within three business days. After a growing season ends, the aggregate loss experience of the Company's insureds in each state for risks allocated to each of the seven Reinsurance pools is determined. If, for all risks allocated to a particular pool in a particular state, the Company's share of losses incurred is less than its aggregate MPCI Retention, the Company shares in the gross amount of such profit according to a schedule set by the FCIC Standard Reinsurance Agreement
(SRA). The profit and loss sharing percentages are different for risks allocated to each of the seven Reinsurance pools and private insurers will receive or pay the greatest percentage of profit or loss for risks allocated to the Commercial Pool. The percentage split between private insurers and the federal government of any profit or loss that emerges from an MPCI Retention is set by the FCIC's SRA. The FCIC has extended the SRA for the 1999 reinsurance year to 2000.

MPCI Fees and Reimbursement Payments

         The Company receives Buy-up Expense Reimbursement Payments from the FCIC for writing and administering Buy-up Coverage policies. These payments provide funds to compensate the Company for its expenses, including agents' commissions and the costs of administering policies and adjusting claims. For 1996, 1997 and 1998, the maximum Buy-up Expense Reimbursement Payment was set at 31%, 29% and 27%, respectively, of the MPCI Premium. Historically, the FCIC has paid the maximum MPCI Buy-up Expense Reimbursement Payment rate allowable under law, although no assurance can be given that this practice will continue. Although the 1994 Reform Act directs the FCIC to alter program procedures and administrative requirements so that the administrative and operating costs of private insurance companies participating in the MPCI program will be reduced in an amount that corresponds to the reduction in the expense reimbursement rate, there can be no assurance that the Company's actual costs will not exceed the expense reimbursement rate. For the 1999 crop year, the Buy-up Expense Reimbursement payment has been set at 24.5%.

         Farmers are required to pay a fixed administrative fee of $60 per policy in order to obtain CAT Coverage. This fee through 1998 was retained by the Company (maximum of $100 per county) to defray the cost of administration and policy acquisition. The Company also receives from the FCIC a separate CAT LAE Reimbursement Payment equal to approximately 13.0% of MPCI Imputed Premiums (11.0% for the 1999 crop year) in respect of each CAT Coverage policy it writes and a small MPCI Excess LAE Reimbursement Payment. Beginning with the 1999 crop year, the Company will no longer receive the CAT Coverage Fee. All such fees will now go to the federal government.

         In addition to premium revenues, the Company received the following Federally funded fees and commissions from its crop insurance segment for the periods indicated:


(in thousands)                                       Year Ended December 31,
                                                    1996      1997      1998

CAT Coverage Fees (1)                             $1,181    $1,191    $2,346

Buy-up Expense Reimbursement Payments             24,971    24,788    37,982

CAT LAE Reimbursement Payments and MPCI Excess
   LAE Reimbursement Payments                      5,753     4,565     6,520
                                                  ------    ------    ------
Total                                            $31,905   $30,544   $46,848
                                                  ======    ======    ======

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" for a discussion of the accounting treatment accorded to the crop insurance business.

Third-Party Reinsurance

         In order to reduce the Company's potential loss exposure under the MPCI program, the Company purchases stop loss Reinsurance from other private reinsurers in addition to Reinsurance obtained from the FCIC. In addition, since the FCIC and state regulatory authorities require IGF to limit its aggregate writings of MPCI Premiums and MPCI Imputed Premiums to no more than 900% of capital, and retain a net loss exposure of not in excess of 50% of capital, IGF may also obtain Reinsurance from private reinsurers in order to permit it to increase its premium writings. Such private Reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop loss coverage. For crop hail insurance, the Company had in effect quota share Reinsurance of 40% of business for 1996 and 1997 and 25% for 1998, although the reinsurer is only liable to participate in losses of the Company up to a 150% pure loss ratio. The Company also has stop loss treaties for its crop hail business which reinsure net losses in excess of an 80% pure Loss Ratio to 130% at 95% coverage with IGF retaining the remaining 5%. With respect to its MPCI business, the Company has stop loss treaties which reinsure 93.75% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 100% of the Company's MPCI Retention up to 125% of MPCI Retention. The Company also has an additional layer of MPCI stop loss Reinsurance which covers 95% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 125% of MPCI Retention up to 160% of MPCI Retention. The Company maintains a 50% quota share reinsurance treaty for its named peril product. For 1999, the Company plans to increase its crop hail and AgPI quota share portion to 80% and add AgPI to its MPCI stop loss coverage.

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

Year Ended December 31, 1998 (1)
(in thousands, except footnotes)


                                                          A.M. Best   Ceded
Reinsurers                                                 Rating    Premiums

Continental Casualty Insurance Co. (CNA)(2)                  A        $10,796
Muchener Ruckversicherungs-Gesellschaft                   Not Rated    $2,532
New Cap Re                                                Not Rated    $1,056
Monde Re (3)                                              Not Rated    $2,844
Partner Reinsurance Company Ltd.                          Not Rated      $832
R & V Versicherung AG                                     Not Rated    $1,451
Reinsurance Australia Corporation, Ltd. (REAC) (3)        Not Rated    $2,848
Swiss Reinsurance Company (4)                                A+          $384


---------------
(1) For the twelve months ended December 31, 1998, total ceded premiums were $200,658.
(2)  An A.M. Best rating of "A" is the third highest of 15 ratings.
(3)  Monde Re is owned by REAC.
(4)  An A.M. Best rating of "A+" is the second highest of 15 ratings.

         As of December 31, 1998, IGF's Reinsurance recoverables aggregated approximately $5,305 excluding recoverables from the FCIC and recoverables from affiliates on nonstandard automobile business.

Marketing; Distribution Network

     IGF markets its products to the owners and operators of farms in 43 states through approximately 4,670 agents associated with approximately 2,007 independent insurance agencies, with its primary geographic concentration in the states of Texas, North Dakota, Iowa, Minnesota, Illinois, California, Nebraska, Mississippi, Arkansas and South Dakota. IGF is licensed in 30 states and markets its products in additional states through a fronting agreement with a third-party insurance company. IGF has a stable agency base and it experienced negligible turnover in its agencies in 1998. Through its agencies, IGF targets farmers with an acreage base of at least 1,000 acres. Such larger farms typically have a lower risk exposure since they tend to utilize better farming practices and to have noncontiguous acreage, thereby making it less likely that the entire farm will be affected by a particular occurrence. Many farmers with large farms tend to buy or rent acreage which is increasingly distant from the central farm location. Accordingly, the likelihood of a major storm (wind, rain or hail) or a freeze affecting all of a particular farmer's acreage decreases.

         The following table presents MPCI and crop hail premiums written by IGF by state for the periods indicated.

                                      (in thousands)
                        Year Ended                       Year Ended
                     December 31, 1997                 December 31, 199
State          Crop Hail  MPCI/CAT  Total   Crop Hail  MPCI/CAT  Other(1)  Total

Alabama           $144    $1,958   $2,102      $83     $2,714    $---     $2,797
Arkansas           652     7,455    8,107    1,460     11,141     ---     12,601
California       1,062     8,498    9,560      661      9,754   7,797     18,212
Colorado         1,309     3,322    4,631    1,626      3,024       7      4,657
Florida             19     5,730    5,749        6      1,994     ---      2,000
Illinois           655    14,023   14,678    2,409     20,407     151     22,967
Indiana             92     4,971    5,063      244      7,031     ---      7,275
Iowa             7,628    13,798   21,426    9,724     16,554     ---     26,278
Kansas             832     6,881    7,713    1,904      4,703      57      6,664
Louisiana           41     3,630    3,671       36      5,486      35      5,557
Minnesota        4,405     4,088    8,493    4,222     16,017     497     20,736
Mississippi        509     9,025    9,534      445     10,382     ---     10,827
Missouri           383     2,116    2,499    1,228      5,822     ---      7,050
Montana          2,879     2,122    5,001    4,280      5,338     ---      9,618
Nebraska         1,597     3,315    4,912    5,752      6,635     ---     12,387
North Dakota       787     3,363    4,150   10,131     20,423     254     30,808
Oklahoma           451     1,727    2,178      857      2,232     ---      3,089
South Dakota       932     1,575    2,507    5,320      6,017     ---     11,337
Texas            3,211    18,071   21,282    9,492     35,212     306     45,010
Wisconsin          407     1,887    2,294      269      3,219     288      3,776
All Other       10,354     3,791   14,145   16,049     13,247     211     29,507
                ------   -------   -------   ------    -------   -----   -------
Total          $38,349  $121,346  $159,695  $76,198   $207,352  $9,603  $293,153
                ======   =======   =======   ======    =======   =====   =======

(1) Includes named peril and AgPI(R). There is a small amount of named peril premiums included with crop hail in 1997. No AgPI(R) I policies were written in 1997.

         The Company seeks to maintain and develop its agency relationships by providing agencies with faster, more efficient service as well as marketing support. IGF owns an IBM AS400 along with all peripheral and networking equipment and has developed its own proprietary software package, AgentPlus, which allows agencies to quote and examine various levels of coverage on their own personal computers. The Company's regional managers are responsible for the Company's field operations within an assigned geographic territory, including maintaining and enhancing relationships with agencies in those territories. IGF also uses application documentation which is designed for simplicity and convenience. The Company believes that IGF is the only crop insurer which has created a single application for MPCI, crop hail and named peril coverage.

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

Claims/Loss Adjustments

         In contrast to most of its competitors who retain independent adjusters on a part-time basis for loss adjusting services, IGF employs full-time professional claims adjusters, most of whom are agronomy trained, as well as part-time adjusters. Management believes that the professionalism of the IGF full-time claims staff coupled with their exclusive commitment to IGF helps to ensure that claims are handled in a manner designed to reduce overpayment of losses experienced by IGF. The adjusters are located throughout IGF's marketing territories. As an aid to promote a rapid claims response, the Company has available numerous all terrain four wheel drive vehicles for use by its adjusters. The adjusters report to a Field Service Manager in their territory who manages adjusters' assignments, assures that all preliminary estimates for loss reserves are accurately reported and assists in loss adjustment. Within 72 hours of reported damage, a loss notice is reviewed by an IGF Field Service Manager and a preliminary loss reserve is determined which is based on the representative's and/or adjuster's knowledge of the area or the particular storm which caused the loss. Generally, within approximately two weeks, hail and MPCI claims are examined and reviewed on site by an adjuster and the insured signs a proof of loss form containing a final release. As part of the adjustment process, IGF's adjusters may use Global Positioning System Units to determine the precise location where a claimed loss has occurred. IGF has a team of catastrophic claims specialists who are available on 48 hours notice to travel to any of IGF's seven regional service offices to assist in heavy claim work load situations.

     In September of 1998, IGF restructured its loss adjustment services. A new Field Service Department was created with an organization structure designed to provide better efficiency and accountability at the point of service in the field. The restructuring eliminated one middle level management layer stimulating quicker response and more accurate communication. The new structure placed claim distribution and coordination in the field. It also coordinated the activities of loss adjustment and precision agriculture support services. The new structure was also designed to establish better information flow for loss reserving.

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

         The crop insurance industry has become increasingly consolidated. From the 1985 crop year to the 1998 crop year, the number of insurance companies having agreements with the FCIC to sell and service MPCI policies has declined from fifty to seventeen. The Company believes that IGF is the fourth largest MPCI crop insurer in the United States based on premium information compiled in 1997 by the FCIC and NCIS. The Company's primary competitors are Rain & Hail LLC (affiliated with Cigna Insurance Company), Rural Community Insurance Services, Inc. (which is owned by Norwest Corporation), Acceptance Insurance Company (Redland), FF Agribusiness (affiliated with Fireman's Fund), Great American Insurance Company, Blakely Crop Hail (an affiliate of Farmers Alliance Mutual Insurance Company) and North Central Crop Insurance, Inc. (an affiliate of Farmers Alliance Mutual Insurance Company). The Company believes that in order to compete successfully in the crop insurance business it will have to market and service a volume of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given that the Company will be able to compete successfully if this market further consolidates.

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

         During 1997 and 1998, the Company, as part of its efforts to reduce costs and combine the operations of the two nonstandard automobile insurance companies, emphasized a unified claim settlement practice as well as reserving philosophy for Superior and Pafco. Superior had historically provided strengthened case reserves and a level of IBNR which reflected the strength of the case reserves. Pafco had historically carried case reserves which generally did not reflect the level of future payments but yet a higher IBNR reserve. This change in claims management philosophy during 1997 and 1998 coupled with the growth in premium volume produced sufficient volatility in prior year loss patterns to warrant the Company to re-estimate its 1996 and 1997 reserve for losses and loss expenses and record an additional reserve during 1997 and 1998. The effects of changes in settlement patterns, costs, inflation, growth and other factors have all been considered in establishing the current year serve for unpaid losses and loss expenses.

Symons International Group, Inc.
Nonstandard Automobile Insurance Only
For The Years Ended December 31, (in thousands)


                                    1988     1989    1990     1991     1992     1993    1994     1995(A)  1996     1997      1998

Gross reserves for unpaid
  losses and LAE                                                                       $25,248  $71,748  $79,551  $101,185 $121,333

Deduct reinsurance
  recoverable                                                                           10,927    9,921    8,124    16,378    6,515

Reserve for unpaid losses
  and LAE, net of reinsurance      $10,747  $13,518 $15,923  $15,682  $17,055  $14,822  14,321   61,827   71,427    84,807  114,818

Paid cumulative as of:
One Year Later                       5,947    7,754   7,695    7,519   10,868    8,875   7,455   42,183   59,410    62,962
Two Years Later                      7,207   10,530  10,479   12,358   15,121   11,114  10,375   53,350   79,319
Three Years Later                    7,635   11,875  12,389   13,937   16,855   13,024  12,040   58,993      --
Four Years Later                     7,824   12,733  13,094   14,572   17,744   13,886  12,822       --      --
Five Years Later                     8,009   12,998  13,331   14,841   18,195   14,229      --       --      --
Six Years Later                      8,135   13,095  13,507   14,992   18,408       --      --       --      --
Seven Years Later                    8,154   13,202  13,486   15,099       --       --      --       --      --
Eight Years Later                    8,173   13,216  13,567       --       --       --      --       --      --
Nine Years Later                     8,174   13,249      --       --       --       --      --       --      --
Ten Years Later                      8,175       --      --       --       --       --      --       --      --

Liabilities re-estimated as of:
One Year Later                       8,474   13,984  13,888   14,453   17,442   14,788  13,365   59,626   82,011   97,905
Two Years Later                      8,647   13,083  13,343   14,949   18,103   13,815  12,696   60,600   91,735
Three Years Later                    8,166   13,057  13,445   15,139   18,300   14,051  13,080   63,812       --
Four Years Later                     8,108   13,152  13,514   15,218   18,313   14,290  13,561       --       --
Five Years Later                     8,179   13,170  13,589   15,198   18,419   14,586      --       --       --
Six Years Later                      8,165   13,246  13,612   15,114   18,651       --      --       --       --
Seven Years Later                    8,196   13,260  13,529   15,321       --       --      --       --       --
Eight Years Later                    8,198   13,248  13,738       --       --       --      --       --       --
Nine Years Later                     8,199   13,374      --       --       --       --      --       --       --
Ten Years Later                      8,217       --      --       --       --       --      --       --       --

Net cumulative (deficiency)
  or redundancy                      2,548      270    2,394      568  (1,364)     532   1,241    1,227  (10,584) (13,098)

Expressed as a percentage
  of unpaid losses and LAE            23.7%     2.0%    15.0%     3.6%  (8.0%)     3.6%    8.7%     2.0%  (14.8%)  (15.4%)


(A) Includes Superior loss and loss expense reserves of $44,423 acquired on April 29, 1996 and subsequent development thereon.

Investments

         Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common securities, real estate mortgages and real estate. The Company's investments in real estate and mortgage loans represent 1.3% of the Company's aggregate investments. The investment portfolios of the Company at December 31, 1998, consisted of the following:

(in thousands)

                                                               Cost or
                                                              Amortized   Market
Type of Investment                                              Cost      Value

Fixed maturities:
  U.S. and Canadian Treasury securities and obligations
  of U.S. and Canadian government corporation and agencies     $74,060   $76,079
  Obligations of states, provinces and political subdivisions    7,080     6,968
  Corporate securities                                         113,137   114,204
                                                               -------   -------
Total Fixed Maturities                                         194,277   197,251

Equity Securities:
  Common stocks                                                 13,691    12,988
Short-term investments                                          27,636    27,636
Mortgage loans                                                   2,100     2,100
Real estate                                                        890       890
                                                               -------   -------
Total Investments                                             $238,594  $240,865
                                                               =======   =======

---------------

         The following table sets forth the composition of the fixed maturity securities portfolio of the Company by time to maturity as of December 31:


(in thousands)                                1997                  1998
                                        Market   Percent      Market   Percent
Time To Maturity                        Value     Market      Value     Market

1 year or less                          $3,678      2.1%      $7,937      4.0%
More than 1 year through 5 years        60,008     34.4%      53,327     27.0%
More than 5 years through 10 years      31,599     18.1%      38,236     19.4%
More than 10 years                       8,390      4.8%      23,034     11.7%
                                       -------    -----      -------    -----
                                       103,675     59.4%     122,534     62.1%
Mortgage-backed securities              70,540     40.6%      74,717     37.9%
                                       -------    -----      -------    -----
Total                                 $174,215    100.0%    $197,251    100.0%
                                       =======    =====      =======    =====

         The following table sets forth the ratings assigned to the fixed maturity securities of the Company as of December 31:


(in thousands)                                1997                  1998
                                        Market   Percent      Market   Percent
Rating (1)                              Value     Market      Value     Market

Aaa or AAA                             $112,920    64.8%     $76,484     38.8%
Aa or AA                                  4,145     2.4%       2,256      1.1%
A                                        20,679    11.9%      81,270     41.2%
Baa or BBB                               19,116    11.0%      23,504     11.9%
Ba or BB                                 16,519     9.5%      13,737      7.0%
Other below investment grade                 82     0.1%          --      0.0%
Not rated (2)                               754     0.3%          --      0.0%
                                        -------   -----      -------    -----
Total                                  $174,215   100.0%    $197,251    100.0%
                                        =======   =====      =======    =====


(1) Ratings are assigned by Moody's Investors Service, Inc., and when not available, are based on ratings assigned by Standard & Poor's Corporation.
(2) These securities were not rated by the rating agencies. However, these securities are designated as Category 1 securities by the NAIC, which is the equivalent rating of "A" or better.

         The investment results of the Company for the periods indicated are set forth below:


(in thousands)                                          Years Ended December 31,
                                                        1996     1997      1998

Net investment income (1)                              $7,745   $12,777  $13,401
Average investment portfolio (2)                     $122,363  $215,694 $236,197
Pre-tax return on average investment portfolio           6.3%      5.9%     5.7%
Net realized gains (losses)                             ($637)   $9,393   $4,104

---------------
(1)  Includes dividend income received in respect of holdings of common stock.
(2) Average investment portfolio represents the average (based on amortized cost) of the beginning and ending investment portfolio and excludes cash. For 1996, the average investment portfolio was adjusted for the effect of the Acquisition.

Market-Sensitive Instruments and Risk Management

         The Company's investment strategy is to invest available funds in a manner that will maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the capital base. The Company seeks to maximize the total return on investment through active investment management utilizing third-party professional administrators, in accordance with pre-established investment policy guidelines established and reviewed regularly by the Board of Directors of the Company. Accordingly, the entire portfolio of fixed maturity securities is available to be sold in response to changes in market interest rate; changes in relative values of individual securities and asset sectors; changes in prepayment risks; changes in credit quality; liquidity needs and other factors.

         The portfolio is invested in types of securities and in an aggregate duration which reflect the nature of the Company's liabilities and expected liquidity needs diversified among industries, issuers and geographic locations. The Company's fixed maturity and common equity investments are substantially all in public companies.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date. Additionally, the Company has assumed its available for sale securities are similar enough to aggregate those securities for presentation purposes.

                           Interest Rate Sensitivity
                     Principal Amount by Expected Maturity
                             Average Interest Rate
                             (dollars in thousands)

                                                                                                            Fair
                                                                                      There-                Value
                           1999        2000         2001        2002        2003      after      Total    12/31/98
                           ----        ----         ----        ----        ----      -----      -----    --------

Assets:
Available for sale         $7,883     $5,363      $22,787      $19,705     $13,970    $137,998   $207,706   $197,251
Average interest rate         6.1%       6.5%         7.2%         8.1%        7.1%        5.9%       6.4%       6.7%

Liabilities:
IGF line of credit        $12,000       $  -        $  -         $   -         $ -        $  -    $12,000    $12,000
Preferred securities         $  -       $  -        $  -         $   -         $ -    $135,000   $135,000   $135,000
Average interest rate        7.75%         -%          -%            -%          -%        9.5%       9.4%       9.4%


         The Company has the ability to hold its fixed maturity securities to maturity. If interest rates were to increase 10% from the December 31, 1998 levels, the decline in fair value of the fixed maturity securities would not significantly affect the Company's ability to meet its obligations to policyholders and debtors.

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

         On August 12, 1997, SIG issued $135 million in Trust Originated Preferred Securities ("Preferred Securities"). These Preferred Securities were offered through a wholly-owned trust subsidiary of SIG and are backed by Senior Subordinated Notes to the Trust from SIG. These Preferred Securities were offered under Rule 144A of the SEC ("Offering") and, pursuant to the
Registration Rights Agreement executed at closing, SIG filed a Form S-4 Registration Statement with the SEC on September 16, 1997 to effect the Exchange Offer. The S-4 Registration Statement was declared effective on September 30, 1997 and the Exchange Offer successfully closed on October 31, 1997. The proceeds of the Preferred Securities Offering were used to repurchase the remaining minority interest in GGSH for $61 million, repay the balance of the term debt of $44.9 million and SIG expects to contribute the balance, after expenses, of approximately $24 million to the nonstandard automobile insurers of which $10.5 million was contributed in 1997. Expenses of the issue aggregated $5.1 million and are amortized over the term of the Preferred Securities (30 years). In the third quarter of 1997 SIG wrote off the remaining unamortized costs of the term debt of approximately $1.1 million pre-tax or approximately $0.09 per share to Goran after income taxes and minority interest.

     The Preferred Securities have a term of 30 years with semi-annual distribution payments at 9.5% per annum commencing February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years.

         SIG shall not, and shall not permit any subsidiary, to incur directly or indirectly, any indebtedness unless, on the date of such incurrence (and after giving effect thereto), the Consolidated Coverage Ratio exceeds 2.5 to 1. The Coverage Ratio is the aggregate of net earnings, plus interest expense, income taxes, depreciation, and amortization divided by interest expense for the same period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company" for a discussion of the impact of these covenants on the Company's operations.

         On March 2, 1998, the Company announced that it had signed an agreement with CNA to assume its multi-peril and crop hail operations. CNA wrote approximately $80 million of multi-peril and crop hail insurance business in 1997. The Company will reinsure a small portion of the Company's total crop book of business (approximately 22% MPCI and 15% crop hail) to CNA. Starting in the year 2000, assuming no event of change in control as defined in the agreement, the Company can purchase this reinsurance from CNA through a call provision or CNA can require the Company to buy the premiums reinsured to CNA. Regardless of the method of takeout of CNA, CNA must not compete in MPCI or crop hail for a period of time. There was no purchase price. The formula for the buyout in the year 2000 is based on a multiple of average pre-tax earnings that CNA received from reinsuring the Company's book of business.

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

         Pafco, IGF and Superior and its insurance subsidiaries are subject to triennial examinations by state insurance regulators. All of these Companies have been examined through December 31, 1996. The Company did not receive any material findings from the examinations of its insurance subsidiaries.

Insurance Holding Company Regulation

         The Company also is subject to laws governing insurance holding companies in Florida and Indiana, where the insurers are domiciled. These laws, among other things, (i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations, (ii) regulate certain transactions between the Company, SIG, its affiliates and IGF, Pafco and Superior (the "Insurers"), including the amount of dividends and other distributions , and (iii) restrict the ability of any one person to acquire certain levels of SIG's voting securities without prior regulatory approval.

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

     Indiana law defines as "extraordinary" any dividend or distribution which, together with all other dividends and distributions to shareholders within the preceding twelve months, exceeds the greater of: (i) 10% of statutory surplus as regards policyholders as of the end of the preceding year or (ii) the prior year's net income. Dividends which are not "extraordinary" may be paid ten days after the Indiana Department receives notice of their declaration. "Extraordinary" dividends and distributions may not be paid without prior approval of the Indiana Commissioner or until the Indiana Commissioner has been given thirty days prior notice and has not disapproved within that period. The Indiana Department must receive notice of all dividends, whether "extraordinary" or not, within five business days after they are declared. Notwithstanding the foregoing limit, a domestic insurer may not declare or pay a dividend of funds other than earned surplus without the prior approval of the Indiana Department. "Earned surplus" is defined as the amount of unassigned funds set forth in the insurer's most recent annual statement, less surplus attributable to unrealized capital gains or reevaluation of assets. As of December 31, 1998, IGF and Pafco had earned surplus of $16,377 and $(8,362), respectively. Further, no Indiana domiciled insurer may make payments in the form of dividends or otherwise to shareholders as such unless it possesses assets in the amount of such payment in excess of the sum of its liabilities and the aggregate amount of the par value of all shares of its capital stock; provided, that in no instance shall such dividend reduce the total of (i) gross paid-in and contributed surplus, plus
(ii) special surplus funds, plus (iii) unassigned funds, minus (iv) treasury stock at cost, below an amount equal to 50% of the aggregate amount of the par value of all shares of the insurer's capital stock.

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

         Under these laws, the maximum aggregate amounts of dividends permitted to be paid to the Company in 1999 by IGF and Pafco without prior regulatory approval are $3,123 and $0, respectively, none of which have been paid. Although the Company believes that amounts required for it to meet its financial and operating obligations will be available, there can be no assurance in this regard. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources." Further, there can be no assurance that, if requested, the Indiana Department will approve any request for extraordinary dividends from Pafco or IGF or that the Florida Department will allow any dividends to be paid by Superior during the four year period described above.

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

     While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to GGS Management. The management agreement between SIG and Pafco has been assigned to GGS Management, Inc. ("GGS
Management") and provides for an annual management fee equal to 15% of gross premiums. A similar management agreement with a management fee of 17% of gross premiums has been entered into between GGS Management and Superior. Employees of SIG relating to the nonstandard automobile insurance business and all Superior employees became employees of GGS Management effective April 30, 1996. In the consent order approving the Acquisition, the Florida Department has reserved, for three years, the right to reevaluate the reasonableness of fees provided for in the Superior management agreement at the end of each calendar year and to require Superior to make adjustments in the management fees based on the Florida Department's consideration of the performance and operating percentages of Superior and other pertinent data. There can be no assurance that either the Indiana Department or the Florida Department will not in the future require a reduction in these management fees.

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

         The MPCI program has historically been subject to change by the federal government at least annually since its establishment in 1980, some of which changes have been significant. See Industry Background for further discussion of Federal Regulations impacting crop insurance.

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

         During 1998, Pafco had unusual values for three IRIS tests. These included two-year overall operating ratio where Pafco's ratio was 116.7 compared to the IRIS upper limit of 100, change in surplus where Pafco's ratio was (24.4%) compared to the IRIS lower limit of (10%) and two-year reserve development where Pafco's ratio was 39.1% compared to 20%. Pafco failed the first two tests due primarily to a high loss ratio. Pafco failed the third test due to adverse development on accident year 1996 due to higher than normal severity as a result of a disruption in claims management in early 1997. Pafco does not expect such results to continue due to improvements in product development and rate filing, hiring of a chief actuary, focus on improved claims management and continued consolidation of operations with its affiliate, Superior Insurance Company. Pafco expects these actions will improve loss ratio which will lead to a reduction in the combined ratio, stabilization of surplus and elimination of significant adverse reserve development. However, such projections involve a high degree of subjectivity in a competitive marketplace. Therefore, there is no assurance such results will not continue.

         During 1998, Superior had unusual values for three IRIS tests. These included two-year overall operating ratio where Superior's ratio was 108 compared to the IRIS upper limit of 100, change in surplus where Superior's ratio was (10%) compared to the IRIS lower limit of (10%) and estimated current reserve deficiency to surplus where Superior's ratio was (5%) compared to the IRIS lower limit of 0. Superior failed these tests for the same reasons as Pafco and expects results to improve in 1999 for the same reasons as Pafco. However, such projections involve a high degree of subjectivity in a competitive marketplace. Therefore, there is no assurance such results will not continue.

         During 1998, IGF had unusual values for seven IRIS tests. These included gross premiums to surplus where IGF's ratio was 1,006 compared to the IRIS upper limit of 900, net premiums to surplus where IGF's ratio was 359.9 compared to the IRIS upper limit of 300, change in net writings where IGF's ratio was 440.6 compared to the IRIS upper limit of 33, investment yield where IGF's ratio was 195.5 compared to the IRIS upper limit of 10, change in surplus where IGF's ratio was (27) compared to the IRIS lower limit of (10), liabilities to liquid assets where IGF's ratio was 735.7 compared to the IRIS upper limit of 105 and agent's balances to surplus where IGF's ratio was 235.8 compared to the IRIS upper limit of 40. IGF failed the first three premium writing tests due to the assumption of the CNA book of business and the fourth quarter assumption of auto premiums from Pafco and Superior combined with the reduction in surplus due to catastrophic losses. IGF expects to maintain compliance with these covenants in 1999 through a return to profitability and greater utilization of quota share reinsurance. IGF failed the investment test in a positive way due to the high amount of interest received from farmers which is generally offset by interest expense to the FCIC. IGF generally fails the final two tests due to the nature of its business whereby such amounts are settled in full subsequent to year end. IGF's projections involve a high degree of subjectivity in a competitive marketplace. Therefore, there is no assurance such results will not continue.

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

         The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level (as defined by the NAIC) requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level (as defined by the NAIC) gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level (as defined by the NAIC) which requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formulae, as of December 31, 1998, the RBC ratios of the Insurers were in excess of the Company Action Level, the first trigger level that would require regulatory action except for Pafco, which was

1.2 million below the Company Action Level as its ratio of surplus to the RBC amount was 186%. The required plan of action has been filed by Pafco with the IDOI. Pafco expects to be in compliance in 1999 through either greater use of unaffiliated quota share reinsurance or a contribution of capital from its parent.

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

Contingencies

         The California Department of Insurance (CDOI) has advised the Company that they are reviewing a possible assessment which could total $3 million. The Company does not believe it will owe anything for this possible assessment. This possible assessment relates to the charging of brokers fees to policyholders by independent agents who have placed business for one of the Company's nonstandard automobile carriers, Superior Insurance Company. The CDOI has indicated that such broker fees charged by the independent agent to the policyholder were improper and has requested reimbursement to the policyholders by Superior Insurance Company. The Company did not receive any of these broker fees. As the ultimate outcome of this potential assessment is not deemed probable the Company has not accrued any amount in its consolidated financial statements. Although the assessment has not been formally made by the CDOI at this time, the Company believes it will prevail and will vigorously defend any potential assessment.

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

Employees

         At December 31, 1998 the Company and its subsidiaries employed approximately 1,270 persons. The Company believes that relations with its employees are excellent.

Recent Developments

     On March 4, 1999, Gary Hutchcraft and James Lund, the Company's Chief Financial Officer and Chief Accounting Officer, resigned from the Company effective April 9, 1999. The Company has hired Mr. Thomas Kaehr effective April 19, 1999 as the Company's new Chief Financial Officer. Mr. Kaehr was formerly Second Vice President of Lincoln National Corporation, Fort Wayne.

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

         AgPI is a new insurance product for 1998 and the Company expects to significantly expand this new product in future years. While the Company believes there is adequate information to establish pricing and little competition exits, there is no assurance such pricing will be adequate and competition will not develop.

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

         In the crop insurance business, the Company competes against other crop insurance companies and, with respect to CAT Coverage, USDA field service offices in certain areas. In addition the crop insurance industry has become increasingly consolidated. From the 1985 crop year to the 1996 crop year, the number of insurance companies that have entered into agreements with the FCIC to sell and service MPCI policies has declined from 50 to 17. The Company believes that to compete successfully in the crop insurance business it will have to market and service a volume of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given that the Company will be able to compete successfully if this market consolidates further.

Importance of Ratings

         A.M. Best has currently assigned Superior a B+ (Very Good) rating and Pafco a B- (Adequate) rating. Subsequent to the Acquisition, the rating of Superior was reduced from A- to B+ as a result of the leverage of GGS Holdings resulting from indebtedness in connection with the Acquisition. A "B+" and a "B-" rating are A.M. Best's sixth and eighth highest rating classifications, respectively, out of 15 ratings. A "B+" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated very good overall performance when compared to the standards established by the A.M. Best Company" and "have a good ability to meet their obligations to policyholders over a long period of time". A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have demonstrated adequate overall performance when compared to the standards established by the A.M. Best Company" and "generally have an adequate ability to meet their obligations to policyholders, but their financial strength is vulnerable to unfavorable changes in underwriting or economic conditions." IGF recently received an "NA-2" rating (a "rating not assigned" category for companies that do not meet A.M. Best's minimum size requirement) from A.M. Best. IGF intends to seek a revised rating in 1999, although there can be no assurance that a revised rating will be obtained or as to the level of any such rating. A.M. Best bases its ratings on factors that concern policyholders and agents and not upon factors concerning investor protection. Such ratings are subject to change and are not recommendations to buy, sell or hold securities. One factor in an insurer's ability to compete effectively is its A.M. Best rating. The A.M. Best ratings for the Company's rated Insurers are lower than for many of the Company's competitors. There can be no assurance that such ratings or future changes therein will not affect the Company's competitive position.

Geographic Concentration

         The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Georgia, Indiana and Virginia; consequently the Company will be significantly affected by changes in the regulatory and business climate in those states. The Company's crop insurance business is concentrated in the states of Texas, North Dakota, Iowa, Minnesota, Illinois, California, Nebraska, Mississippi, Arkansas and South Dakota and the Company will be significantly affected by weather conditions, natural perils and other factors affecting the crop insurance business in those states.

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

         The Company's ability to borrow additional funds has been limited under the terms of the Indenture for the Preferred Securities.

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

Holding Company Structure; Dividend And Other Restrictions; Management Fees

         Holding Company Structure. The Company is a holding company whose principal asset is the capital stock of the subsidiaries. The Company relies primarily on dividends and other payments from its subsidiaries, including its insurance subsidiaries, to meet its obligations to creditors and to pay corporate expenses. The Insurers are domiciled in the states of Indiana and Florida and each of these states limits the payment of dividends and other distributions by insurance companies. The Company's reinsurance subsidiary, Granite Re is also limited in its ability to make payments to the Company as a result of restrictions imposed by the regulatory bodies that govern the companies that ceded business to it.

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

Y2K

Please refer to the section, "Impact of Year 2000 Issue", in "Management's Discussion and Analysis of Results and Operations" in the 1998 Annual Report for a discussion on this topic.

ITEM 2 - PROPERTIES

     The headquarters for the Company is leased space at 181 University Avenue, Suite 1101, Toronto, Ontario, while SIG, GGS Holdings and Pafco are located at 4720 Kingsway Drive, Indianapolis, Indiana. The Indianapolis building is an 80,000 square foot multilevel structure approximately 50% of which is utilized by Pafco. The remaining space is leased to third parties at a price of approximately $10 per square foot.

         Pafco also owns an investment property located at 2105 North Meridian, Indianapolis, Indiana. The property is a 21,700 square foot, multilevel building leased out entirely to third parties.

         Superior's operations are conducted at leased facilities located in Atlanta, Georgia; Tampa, Florida; and Orange, California. Under a lease term which extends through February 2003, Superior leases office space at 280 Interstate North Circle, N.W., Suite 500, Atlanta, Georgia. Superior occupies 43,448 square feet at this location. Superior also has an office located at 3030
W. Rocky Pointe Drive, Suite 770, Tampa, Florida consisting of 18,477 square feet of space leased for a term extending through February 2000. In addition, Superior occupies an office at 1745 West Orangewood, Orange, California consisting of 3,264 square feet under a lease extending through May 1999.

         IGF owns a 57,799 square foot office building located at 6000 Grand Avenue, Des Moines, Iowa which serves as its corporate headquarters. The building is fully occupied by IGF.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during 1998 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

SEPARATE ITEM, EXECUTIVE OFFICERS OF THE REGISTRANT

         Presented below is certain information regarding the executive officers of the Company who are not also directors. Their respective ages and their respective positions with the Company are listed as follows:

Name                       Age          Position
David L. Bates             40           Vice President, General Counsel and
                                        Secretary of the Company

Gary P. Hutchcraft         37           Vice President, Chief Financial Officer
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

         Mr. Hutchcraft, C.P.A., has served as Vice President, Chief Financial Officer and Treasurer of SIG and the Company since July, 1996. Prior to that time, Mr. Hutchcraft served as an Assurance Manager with KPMG Peat Marwick, LLP.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Information regarding the trading market for the Company's Common Shares, the range of selling prices for each quarterly period for the years ended December 31, 1998 and 1997 with respect to the Common Shares and the approximate number of holders of Common Shares as of December 31, 1998 the Common Shares and other matters is included under the caption Market Information on Page 42 of the 1998 Annual Report, included as Exhibit 13, which information is incorporated herein by reference.

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

ITEM 6 - SELECTED FINANCIAL DATA

Selected Financial Data of the Company follows:

GORAN CAPITAL INC.
Selected Financial Data
As of the Year Ended December 31,
(In Thousands of U.S. Dollars)

                                                                         1994       1995        1996        1997         1998
Gross Premium Revenue                                                  $126,978   $146,603    $299,376    $448,982     $546,771

Net Earnings (Loss)-Continuing Operations - CDN GAAP                      3,940      7,171      14,127      15,983       (8,999)

Net Earnings (Loss) - CDN GAAP                                            3,940      7,171      31,296      12,438      (11,936)

U.S./Canada GAAP Differences:

  Discounting on Outstanding Claims                                          88       (161)         62        (504)          --

  Deferred Income Taxes                                                   1,180       (344)        (64)        177           --

  Minority Interest                                                          --         --        (177)        107           --

Net Earnings (Loss)-Continuing Operations - US GAAP                       5,208      6,666      14,125      15,763       (8,999)

Net Earnings (Loss) - US GAAP                                             5,208      6,666      31,117      12,218      (11,936)

Basic Earnings Per Share-Continuing Operations - US GAAP                  $0.96      $1.33       $2.67       $2.82       $(1.54)

Basic Earnings Per Share - US GAAP                                        $0.96      $1.33       $5.87       $2.19       $(2.04)

EPS Continuing Operations-Fully Diluted - US GAAP                         $0.96      $1.20       $2.47       $2.68       $(1.54)

EPS-Fully Diluted - US GAAP                                               $0.96      $1.20       $5.44       $2.08       $(2.04)

Dividends Per Share                                                       $0.00      $0.00       $0.00       $0.00        $0.00

Total Assets - CDN GAAP                                                 115,240    160,816     381,342     560,848       570,989

U.S./Canada GAAP Differences:

   Loans to Purchase Shares                                                (593)      (563)       (595)       (346)      (1,377)

   Deferred Income Taxes                                                  1,742      1,466       1,798       1,975           --

   Outstanding Claims Ceded                                                  --         --          --          --           --

   Unearned Premiums Ceded                                                   --         --          --          --           --

   Unrealized Gain (Loss) on Investments                                 (1,383)       (221)       820       1,336        1,630

Total Assets - US GAAP                                                  115,006     161,498    383,365     563,813      571,242

Long Term Bonds and Debentures                                           10,787       9,237         --          --           --

Shareholders' Equity - CDN GAAP                                           5,067      12,622     47,258      60,332       49,725

U.S./Canada GAAP Differences:

   Deferred Income Taxes                                                  1,742       1,466      1,798       1,975           --

   Discounting on Claims                                                 (1,134)     (1,327)    (1,260)     (1,765)          --

   Unrealized Gain (Loss) on Investments                                 (1,383)       (221)       820       1,336        1,176

   Minority Interest Portion                                                 --          --       (177)        (70)          --

   Loans to Purchase Shares                                                (593)        (563)     (595)       (346)      (1,377)

Shareholders' Equity - US GAAP                                            3,699       11,977     47,843     61,462       49,524

Shares Outstanding-Fully Diluted - US GAAP                            5,399,463    5,567,644   5,724,476   5,886,211  5,841,329

                                       40

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF 0PERATIONS

     The discussion entitled "Management Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report on pages 5 through 19 included as Exhibit 13 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements included in the 1998 Annual Report, included as Exhibit 13, and listed in Item 14 of this Report are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1999 annual meeting of common stockholders filed with the Commission pursuant to Regulation 14A (the "1999 Proxy Statement").

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's 1999 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The documents listed below are filed as a part of this Report except as otherwise indicated:
   1. Financial Statements. The following described consolidated financial statements found on the pages of the 1998 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

      Description of Financial Statement Item                              Page

         Report of Independent Auditors                                      41

         Consolidated Balance Sheets, December 31, 1998 and 1997             20

         Consolidated Statements of Earnings,
         Years Ended December 31, 1998, 1997 and 1996                        21

         Consolidated Statements of Changes in Shareholders' Equity,
         Years Ended December 31, 1998, 1997 and 1996                        22

         Consolidated Statements of Cash Flows,
         Years Ended December 31, 1998, 1997 and 1996                        23

         Notes to Consolidated Financial Statements,
         Years Ended December 31, 1998, 1997 and 1996                     24-39

   2. Financial Statement Schedules.

         The following financial statement schedules are included herein.

         Description of Financial Statement Item                           Page

         Schedule II - Condensed Financial Information Of Registrant         43

         Schedule IV - Reinsurance                                           46

         Schedule V - Valuation And Qualifying Accounts                      47

         Schedule VI - Supplemental Information Concerning
         Property-Casualty Insurance Operations                              48

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

   4. Reports on Form 8-K.  None

GORAN CAPITAL INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT (PARENT COMPANY)
BALANCE SHEET
As At December 31,
(In Thousands U.S. Dollars)
(Unaudited)


                                                              1997      1998

Assets:
  Cash and Short-term Investments                           $1,166      $233
  Loans to Related Parties                                     334     1,982
  Capital and Other Assets                                     597       503
  Investment in Subsidiaries, at Cost                       10,321     9,636
                                                            ------    ------
Total Assets                                               $12,418   $12,354
                                                            ======    ======
Liabilities and Shareholders' Equity:
  Loans from Related Parties                                 9,324     9,937
                                                            ------    ------
Total Liabilities                                            9,324     9,937
                                                            ------    ------
Shareholders' Equity:
  Common Shares                                             18,010    19,317
  Cumulative Translation Adjustment                          1,597     1,367
  Deficit                                                  (16,513)  (18,267)
                                                            ------    ------
Total Shareholders' Equity                                   3,094     2,417
                                                            ------    ------
Total Liabilities and Shareholders' Equity                 $12,418   $12,354
                                                            ======    ======


GORAN CAPITAL INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENT OF EARNINGS (LOSS)
For The Years Ended December 31,
(In Thousands of U.S. Dollars)
(Unaudited)


                                                      1996     1997      1998

Revenues:
  Management Fees                                     $352     $336      $108
  Dividend Income                                    3,500       --        --
  Other Income                                          --       52        --
  Net Investment Income                                264       15        40
                                                    ------    -----    ------
Total Revenues                                       4,116      403       148
                                                    ------    -----    ------
Expenses:
  Debenture Interest Expense                           868       --        --
  Amortization                                         199       --        --
  General, Administrative and Acquisition Expenses   1,879     (234)    1,380
                                                    ------    -----    ------
Total Expenses                                       2,946     (234)    1,380
                                                    ------    -----    ------
Net Income (Loss)                                    1,170      637    (1,232)

Other - Purchase of Common Shares                       --       --      (522)

Deficit, Beginning of Year                         (18,320) (17,150)  (16,513)
                                                    ------   ------    ------
Deficit, End of Year                              $(17,150) (16,513)  (18,267)
                                                    ======   ======    ======



GORAN CAPITAL INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
STATEMENT OF CASH FLOWS
For The Years Ended December 31,
(In Thousands of U.S. Dollars)
(Unaudited)


Cash Flows from Operations                              1996     1997     1998

Net Income (Loss)                                      $1,170    $637   $(1,232)

Items Not Involving Cash:

   Amortization and Depreciation                          199      --        --

   Gain on Sale of Capital Assets                          (4)     --        --

   Decrease (Increase) in Accounts Receivable (1)         (40)     86      (471)

   Decrease (Increase) in Other Assets                     (3)    (54)      779

   Increase (Decrease) in Accounts Payable              8,749    (867)      613

   Translation Adjustment                                  --      --      (230)
                                                       ------     ---       ---
Net Cash Provided (Used) by Operations                 10,071    (198)     (541)
                                                       ------     ---       ---
Cash Flows From Financing Activities:

   Proceeds on Sale of Capital Assets                      14      --        --

   Purchase of Common Shares                               --      --      (748)

   Issue of Common Shares (1)                             599     594       356
                                                          ---     ---       ---
Net Cash Provided by Financing Activities                 613     594      (392)
                                                          ---     ---       ---
Cash Flows From Investing Activities:

   Other, net                                             (93)    451        --

   Reduction of Debentures                            (11,084)     --        --
                                                       ------     ---       ---
Net Cash Used by Investing Activities                 (11,177)    451        --
                                                       ------     ---       ---
Net Increase (Decrease) in Cash                          (493)    847      (933)

Cash at Beginning of Year                                 812     319     1,166
                                                          ---     ---     -----
Cash at End of Year                                      $319   $1,166     $233
                                                          ===    =====      ===

Cash Resources are Comprised of:

Cash                                                      187      78       104

Short-Term Investments                                    132   1,088       129
                                                          ---   -----       ---
                                                         $319  $1,166      $233
                                                          ===   =====       ===

(1) Amounts for 1998 exclude consideration of $1, 177 for the issuance of common shares received in the form of share purchase loans.

GORAN CAPITAL INC. - CONSOLIDATED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION
OF REGISTRANT
For The Years Ended December 31, 1998, 1997 and 1996

Basis of Presentation

The condensed financial information should be read in conjunction with the consolidated financial statements of Goran Capital Inc. The condensed financial information includes the accounts and activities of the Parent Company which acts as the holding company for the insurance subsidiaries.


GORAN CAPITAL INC. - CONSOLIDATED
SCHEDULE IV - REINSURANCE
For The Years Ended December 31,
(In Thousands of U.S. Dollars)


Premiums Written (1)                             1996       1997        1998

Direct Amount                                  $290,355   $420,443    $419,966
Assumed from Other Companies                     $9,021    $28,539    $126,805
Ceded to Other Companies                       $(85,598) $(167,086)  $(184,665)
Net Amount                                     $213,778   $281,896    $362,106
Percentage of Amount Assumed to Net                 4.2%      10.1%       35.0%


(1) Excludes premiums written with respect to discontinued operations.

GORAN CAPITAL INC. - CONSOLIDATED
SCHEDULE V - VALUATION AND
QUALIFYING ACCOUNTS
For The Years Ended December 31,
(In Thousands of U.S. Dollars)

                                       1996            1997            1998
                                   Allowance for   Allowance for   Allowance for
                                     Doubtful        Doubtful        Doubtful
                                     Accounts        Accounts        Accounts

Additions:

Balance at Beginning of Period          $927           $1,480          $1,993

Reserves Acquired in the Superior
  Acquisition                            500               --              --

Charged to Costs and Expenses (1)      5,034            9,519          12,690

Charged to Other Accounts                 --               --              --

Deductions from Reserves              (4,981)(2)       (9,006)         (8,290)
                                       -----            -----           -----
Balance at End of Period              $1,480           $1,993          $6,393
                                       =====            =====           =====


(1) The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 1998, 1997 and 1996 was adequate.
(2)  Uncollectible accounts written off, net of recoveries.

GORAN CAPITAL INC. - CONSOLIDATED
SCHEDULE VI - SUPPLEMENTAL
INFORMATION CONCERNING PROPERTY -
CASUALTY INSURANCE OPERATIONS
For The Years Ended December 31,
(In Thousands of U.S. Dollars)


                                                      1996      1997      1998

Deferred Policy Acquisition Costs                    $13,860   $11,849   $16,332

Reserves for Losses and Loss Adjustment Expenses     127,045   152,871   218,233

Unearned Premiums                                     91,207   118,616   110,665

Earned Premiums                                      208,883   276,540   342,177

Net Investment Income                                  7,745    12,777    13,401

Losses and Loss Adjustment Expenses Incurred Related to:

Current Years                                        146,844   201,483   268,750

Prior Years                                             (570)    9,516    12,142

Paid Losses and Loss Adjustment Expenses             139,441   203,012   236,179

Amortization of Deferred Policy Acquisition Costs     27,657    19,356    51,558

Premiums Written                                     299,376   448,982   546,771


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

                                                   GORAN CAPITAL INC.


April 13, 1999                                     By:  /s/ Alan G. Symons
                                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 13, 1999, on behalf of the registrant in the capacities indicated:

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

2.1 The Strategic Alliance Agreement by and between Continental Casualty Company and IGF Insurance Company, IGF Holdings, Inc. and Symons International Group, Inc. dated February 28, 1998 is incorporated by reference to Exhibit 2.1 of the Registrant's 1997 Form 10-K.

2.2 The MPCI Quota Share Reinsurance Contract by and between Continental Casualty Company and IGF Insurance Company, IGF Holdings, Inc. and Symons International Group, Inc. dated February 28, 1998 is incorporated by reference to Exhibit 2.2 of the Registrant's 1997 Form 10-K.

2.3 The MPCI Quota Share Reinsurance Agreement by and between Continental Casualty Company and IGF Insurance Company, IGF Holdings, Inc. and Symons International Group, Inc. dated February 28, 1998 is incorporated by reference to Exhibit 2.3 of the Registrant's 1997 Form 10-K.

2.4 The Crop Hail Insurance Quota Share Contract by and between Continental Casualty Company and IGF Insurance Company, IGF Holdings, Inc. and Symons International Group, Inc. dated February 28, 1998 is incorporated by reference to Exhibit 2.4 of the Registrant's 1997 Form 10-K.

2.5 The Crop Hail Insurance Quota Share Agreement by and between Continental Casualty Company and IGF Insurance Company, IGF Holdings, Inc. and Symons International Group, Inc. dated February 28, 1998 is incorporated by reference to Exhibit 2.5 of the Registrant's 1997 Form 10-K.

2.6 The Crop Hail Insurance Services and Indemnity Agreement by and between Continental Casualty Company and IGF Insurance Company, IGF Holdings, Inc. and Symons International Group, Inc. dated February 28, 1998 is incorporated by reference to
                  Exhibit 2.6 of the Registrant's 1997 Form 10-K.

2.7 The Multiple Peril Crop Insurance Service and Indemnity Agreement by and between Continental Casualty Company and IGF Insurance Company, IGF Holdings, Inc. and Symons International Group, Inc. dated February 28, 1998 is incorporated by reference to Exhibit 2.7 of the Registrant's 1997 Form 10-K.

2.8 The Stock Purchase Agreement between Symons International Group, Inc. and GS Capital Partners II, L.P. dated July 23, 1997 is incorporated by reference to Exhibit 2.8 of the Registrant's 1997 Form 10-K.

2.9 The Stock Purchase Agreement between IGF Holdings, Inc. and 1911 CORP. dated July 7, 1998.

2.10 The Asset Purchase Agreement between the Registrant and Florida International Underwriters dated January 1, 1999.

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

10.9 The Employment Agreement between Superior Insurance Company and Roger C. Sullivan, Jr. effective April 23, 1997 is incorporated by reference to Exhibit 10.9 of the Registrant's 1997 Form 10-K.

10.10             The Employment  Agreement between Registrant and Gary
                  P. Hutchcraft effective May 1, 1997 is incorporated by reference to Exhibit 10.10 of the Registrant's 1997 Form 10-K.

10.11             The Employment Agreement between Registrant and David
                  L. Bates effective April 1, 1997 is incorporated by reference to Exhibit 10.11 of the Registrant's 1997 Form 10-K.

10.12 The Employment Agreement between Symons International Group, Inc. and Carl F. Schnaufer effective August 14, 1998.

10.13 The Goran Capital Inc. Stock Option Plan is incorporated by reference to Exhibit 10.20 of Symons International Group, Inc.'s Registration Statement of Form S-1,
                  Reg. No. 333-9129.

10.14 The GGS Management Holdings, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.21 of Symons International Group, Inc.'s Registration Statement on
                  Form S-1, Reg. No. 333-9129.

10.15 The Symons International Group, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.22 of Symons International Group, Inc.'s Registration Statement on
                  Form S-1, Reg. No. 333-9129.

10.16 The Symons International Group, Inc. Retirement Savings Plan is incorporated by reference to Exhibit 10.24 of Symons International Group, Inc.'s Registration Statement on
                  Form S-1, Reg. No. 333-9129.

10.17 The Insurance Service Agreement between Mutual Service Casualty Company and IGF Insurance Company dated May 20, 1996 is incorporated by reference to Exhibit 10.25 of Symons International Group, Inc.'s Registration Statement on
                  Form S-1, Reg. No. 333-9129.

10.18(1) The Automobile Third Party Liability and Physical Damage Quota Share Reinsurance. Contract between Pafco General Insurance Company and Superior Insurance Company is incorporated by reference to Exhibit 10.27(1) of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.18(2)          The  Crop  Hail  Quota  Share  Reinsurance  Contract  and Crop
                  Insurance Service Agreement between Pafco General Insurance Company and IGF Insurance Company is incorporated by reference to Exhibit 10.27(2) of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.18(3) The Automobile Third Party Liability and Physical Damage Quota Share Reinsurance Contract between IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(3) of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.18(4) The Multiple Line Quota Share Reinsurance Contract between IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(4) of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No.
                  333-9129.

10.18(5) The Standard Revenue Agreement between Federal Crop Insurance Corporation and IGF Insurance Company is incorporated by reference to Exhibit 10.27(5) of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.18(6) The Automobile Variable Quota Share Reinsurance Agreement between The Superior Group and IGF Insurance Company dated October 1, 1998.

10.18(7) The Automobile Variable Quota Share Reinsurance Agreement between The Pafco Group and IGF Insurance Company dated October 1, 1998.

10.18(8) The Automobile Variable Quota Share Reinsurance Agreement between The Pafco Group and Granite Reinsurance Company, Ltd. dated October 1, 1998.

10.19 The Commitment Letter, effective October 24, 1996, between Fifth Third Bank of Central Indiana and Symons International Group, Inc. is incorporated by reference to Exhibit 10.28 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.20 The Reinsurance Agreement No. 1000-91 (Quota Share Agreement) and Reinsurance Agreement No. 1000-90 (Stop Loss Reinsurance and Reserves Administration Agreement) are incorporated by reference to Exhibit 3(c) of Registrant's Form 20-F filed October 31, 1994.

10.21 The Form of Share Option Agreement is incorporated by reference to Exhibit 10.05 of Registrant's Form 10-K for the year ended December 31, 1994.

10.22 The Share Pledge Agreement between Symons International Group, Ltd and Registrant is incorporated by reference to Exhibit
                  10.06 of Registrant's Form 10-K for the year ended
                  December 31, 1994.

10.23(1) The SIG Capital Trust I 91/2% Trust Preferred Securities Purchase Agreement dated August 7, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, Reg. No. 333-35713.

10.23(2) The Registration Rights Agreement among Symons International Group, Inc., SIG Capital Trust I and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co., CIBC Wood Gundy Securities Corp. and Mesirow Financial, Inc. dated August 12, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4,
                  Reg. No. 333-35713.

10.23(3) The Declaration of Trust of SIG Capital Trust 1 dated August 4, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4,
                  Reg. No. 333-35713.

10.23(4) The Amended and Restated Declaration of Trust of SIG Capital Trust I dated August 12, 1997 is incorporated by reference in the Registrant's Registration Statement on Form S-4, 333-35713.

11                Statement re Computation of Per Share Earnings

13                Annual Report to Security Holders, 1998, 1997 and 1996

21 The Subsidiaries of the Registrant are incorporated by reference to Footnote 1 of the Registrant's consolidated financial statements contained in its Annual Report to Security Holders filed hereunder as
                  Exhibit 13.

99 Management Proxy Circular with respect to 1998 Annual Meeting of Shareholders of Registrant