Form 10-Q/A
period 1999-03-31
GORAN CAPITAL INC
filed 1999-08-27
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                Form 10-Q/A Index
                      For The Quarter Ended March 31, 1999
                                                                       Page
                                                                      Number

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Consolidated Financial Statements:
         Unaudited Consolidated Balance Sheets at
         March 31, 1999 and December 31, 1998.........................      3

         Unaudited Consolidated Statements of Earnings
         for the Three Months Ended March 31, 1999 and 1998...........      4

         Unaudited Consolidated Statements of Shareholders'
         Equity.......................................................      5

         Unaudited Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 1999 and 1998...........      6

         Condensed Notes to Unaudited Consolidated Financial
         Statements...................................................      7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................      8

PART II  OTHER INFORMATION............................................     17

SIGNATURES............................................................     19

INDEX TO EXHIBITS
         Exhibit 11 - Computation of Per Share Earnings...............     20

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                                 March 31,       December 31,
                                                                                   1999              1998
ASSETS                                                                           Restated

Cash and investments                                                             $252,662          $253,718
                                                                                  -------           -------
Accounts receivable
  Premiums receivable                                                             189,108           121,328
  Income taxes recoverable                                                         18,868            12,711
  Due from related parties                                                          3,136             3,495
  Accrued and other receivables                                                     2,706             2,362
                                                                                  -------           -------
        TOTAL ACCOUNTS RECEIVABLE                                                 213,818           139,896
Reinsurance recoverable on paid and unpaid claims                                  60,459            67,885
Prepaid reinsurance premiums                                                       78,378            17,486
Capital assets, net of accumulated depreciation                                    19,688            19,350
Deferred policy acquisition costs                                                  15,352            16,332
Deferred income taxes                                                               2,544             5,825
Intangibles                                                                        45,695            46,300
Other assets                                                                        7,781             4,197
                                                                                  -------           -------
        TOTAL ASSETS                                                             $696,377          $570,989
                                                                                  =======           =======
LIABILITIES
Accounts Payable:
  Due to insurance companies                                                     $100,873           $12,353
  Accrued and other payables                                                       26,292            22,283
                                                                                  -------           -------
                                                                                  127,165            34,636
Outstanding claims                                                                184,466           207,432
Unearned premiums                                                                 176,022           110,665
Notes payable                                                                       4,520            13,744
                                                                                  -------           -------
                                                                                  492,173           366,477
                                                                                  -------           -------
Minority interest:
  Equity in net assets of subsidiaries                                             19,463            19,787
  Preferred securities                                                            135,000           135,000
                                                                                  -------           -------
                                                                                  154,463           154,787
                                                                                  -------           -------
SHAREHOLDERS' EQUITY                                                               49,741            49,725
                                                                                  -------           -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $696,377          $570,989
                                                                                  =======           =======

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   1999           1998
                                                                                 Restated

Gross premiums written                                                           $152,022       $177,196
Less ceded premiums                                                                84,751         78,835
                                                                                  -------        -------
Net premiums written                                                               67,271         98,361
Change in net unearned premiums                                                       147         26,476
                                                                                  -------        -------
Net premiums earned                                                                67,124         71,885
Fee income                                                                          4,464          5,120
Net investment income                                                               3,508          3,176
Net realized capital gain (loss)                                                  (1,322)          1,968
                                                                                  -------        -------
      Total revenues                                                               73,774         82,149
                                                                                  -------        -------
Net claims incurred                                                                58,995         55,302
General and administrative expenses                                                11,630         14,653
Interest expense                                                                       74            183
Amortization of intangibles                                                           605            511
                                                                                  -------        -------
      Total expenses                                                               71,304         70,649
                                                                                  -------        -------
      Earnings before undernoted items                                              2,470         11,500

Provision for income taxes                                                            616          4,023
Distribution of preferred securities, net of tax                                    2,055          2,130
Minority interest                                                                    (324)         1,645
                                                                                  -------        -------
Earnings from continuing operations                                                   123          3,702
Loss from discontinued operations                                                      --           (185)
                                                                                  -------        -------
      Net earnings                                                                $   123        $ 3,517
                                                                                  =======        =======
Net earnings per share - basic                                                      $0.02          $0.61
                                                                                     ====           ====
Net earnings per share - fully diluted                                              $0.02          $0.59
                                                                                     ====           ====

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                           Cumulative       Retained          Total
                                             Common      Contributed       Translation      Earnings      Shareholders'
                                             Stock         Surplus         Adjustment      (Deficit)         Equity

Balance at December 31, 1997                $18,010          $2,775           $(292)        $39,839          $60,332

Issuance of common shares                       311             ---             ---             ---              311
Change in cumulative
  translation adjustment                        ---             ---            (103)            ---             (103)
Net earnings                                    ---             ---             ---           3,517            3,517
                                             ------           -----             ---          ------           ------
Balance at March 31, 1998                   $18,321          $2,775           $(395)        $43,356          $64,057
                                             ======           =====             ===          ======           ======

Balance at December 31, 1998                $19,317          $2,775            $252         $27,381          $49,725

Issuance of common shares                       ---             ---             ---             ---              ---
Change in cumulative
  translation adjustment                        ---             ---            (107)            ---             (107)
Net earnings (restated)                         ---             ---             ---             123              123
                                             ------           -----             ---          ------           ------
Balance at March 31, 1999                   $19,317          $2,775            $145         $27,504          $49,741
                                             ======           =====             ===          ======           ======

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                            1999        1998
                                                                                          Restated
CASH PROVIDED BY OPERATING ACTIVITIES
  Net earnings for the period                                                              $ 123       $3,517
  Items not affecting cash resources:
   Amortization                                                                            1,426        1,167
   Loss (gain) on disposal of investments                                                  1,322       (1,968)
   Minority interest in net income of consolidated subsidiary                               (324)       1,645
   Decrease (increase) in reinsurance recoverable on paid and
     unpaid claims                                                                         7,426       26,444
   Decrease (increase) in prepaid reinsurance premiums                                   (60,892)     (60,275)
   Decrease (increase) in other assets                                                    (9,833)        (516)
   Decrease (increase) in deferred policy acquisition costs                                  980       (6,527)
   Decrease (increase) in goodwill                                                            --          (74)
   Increase (decrease) in deferred income taxes                                            3,281         (430)
   Increase (decrease) in unearned premiums                                               65,357       91,351
   Increase (decrease) in outstanding losses                                             (22,966)     (11,453)
   Decrease (increase) in accounts receivable                                            (67,780)     (75,394)
   Increase (decrease) in accounts payable                                                92,529       64,156
                                                                                          ------       ------
                                                                                          10,649       31,643
                                                                                          ------       ------
FINANCING ACTIVITIES:
  Increase (reduction) of borrowed funds                                                  (9,224)      (1,613)
  Increase (decrease) in minority interest                                                    --        1,360
  Issue of share capital                                                                      --          311
                                                                                          ------       ------
                                                                                          (9,224)          58
                                                                                          ------       ------
INVESTING ACTIVITIES:
  Net purchase of marketable securities                                                  (10,340)     (10,329)
  Net purchase of capital assets                                                            (970)      (2,869)
  Other                                                                                       --         (350)
                                                                                          ------       ------
                                                                                         (11,310)     (13,548)
                                                                                          ------       ------
Change in cash resources during the period                                                (9,885)      18,153
Cash resources, beginning of period                                                       42,759       36,557
                                                                                          ------       ------
Cash resources, end of period                                                            $32,874      $54,710
                                                                                          ======       ======
Cash resources are comprised of:
  Cash                                                                                   $ 4,615      $28,273
  Short-term investments                                                                  28,259       26,437
                                                                                          ------       ------
                                                                                         $32,874      $54,710
                                                                                          ======       ======
See notes to consolidated financial statements

                               GORAN CAPITAL INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For The Three Months Ended March 31, 1999

NOTES TO THE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

(2)      UNITED STATES ACCOUNTING PRINCIPLES

         These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. The differences between CDN GAAP and US GAAP are as follows:

                                                                                      March 31,      December 31,
                                                                                        1999            1998
                                                                                      Restated

         Shareholders' equity in accordance with Canadian GAAP                         $49,741         $49,725

         Add (deduct) effect of difference in accounting for:
            Receivables from sale of capital stock                                      (1,377)         (1,377)
            Unrealized gain (loss) on investments*                                         251           1,176
                                                                                        ------          ------
         Shareholders' equity in accordance with US GAAP                               $48,615         $49,524
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

(4) On April 19, 1999, the Company guaranteed loans in the amount of $2,505,000, granted by a third party lender to certain shareholders, the proceeds of which were used to repay the Company for loans previously made to the shareholders. The guarantees were secured by the pledge of 715,800 shares of Symons International Group, Inc., a 67% owned subsidiary of the Company.

(5) These restated financials contain a correction of an accounting error. The error related to the recording of the retroactive reinsurance recoverable pertaining to AgPI(R) in the incorrect accounting period. The correction of the error defers the recognition of a gain on a reinsurance recovery from first quarter 1999 to second quarter 1999. The amount of the deferred gain is $4,668,000. The Company recorded an increase in loss and loss adjustment expense of $4,668,000 due to the deferral of the gain which reduced net income by $2,045,000 or $0.35 per share (basic), net of income taxes and minority interest.

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

Results of Operations

                                                                                     For the three months
                                                                                        ended March 31,
                                                                                      1999          1998
                                                                                    Restated

NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:
  Gross premiums written                                                            $61,171       $89,976
                                                                                     ======        ======
  Net premiums written                                                              $62,526       $82,267
                                                                                     ======        ======
  Net premiums earned                                                               $65,396       $68,323
  Fee income                                                                          4,521         4,155
  Net investment income                                                               3,164         2,801
  Net realized gain (loss)                                                           (1,382)        1,968
                                                                                     ------        ------
        TOTAL REVENUES                                                               71,699        77,247
                                                                                     ------        ------
  Losses and loss adjustment expenses                                                51,313        53,146
  Policy acquisition and general and administrative expenses                         19,595        18,123
                                                                                     ------        ------
        TOTAL EXPENSES                                                               70,908        71,269
                                                                                     ------        ------
  Earnings before income taxes                                                      $   791        $5,978
                                                                                     ======         =====
GAAP RATIOS (Nonstandard Automobile Only):
  Loss and LAE Ratio                                                                   78.5%         77.8%
  Expense ratio, net of billing fees                                                   23.0          20.4
                                                                                       ----          ----
  Combined ratio                                                                      101.5%         98.2%
                                                                                      =====          ====

CROP INSURANCE OPERATIONS:
  Gross premiums written                                                            $90,723       $86,175
                                                                                     ======        ======
  Net premiums written                                                              $ 1,613       $17,294
                                                                                     ======        ======
  Net premiums earned                                                               $(1,060)         $161
  Fee income                                                                            (59)          963
  Net investment income                                                                  57            53
                                                                                     ------        ------
        TOTAL REVENUES                                                               (1,062)        1,177
                                                                                     ------        ------
  Losses and loss adjustment expenses                                                 5,174            59
  Policy acquisition and general and administrative expenses(1)                      (8,008)       (5,016)
  Amortization of intangibles                                                            95            --
  Interest expense                                                                       74           183
                                                                                     ------         -----
        TOTAL EXPENSES                                                               (2,665)       (4,774)
                                                                                     ------         -----
  Earnings before income taxes                                                      $ 1,603        $5,951
                                                                                     ======         =====

(1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.

Net Earnings

For the three months ended March 31, 1999 as restated, the Company recorded net earnings of $123,000 or $0.02 per share (basic). This is approximately a decrease from 1998 comparable amounts of $3,517,000 or $0.61 per share (basic).

These restated financials contain a correction of an accounting error. The error related to the recording of the retroactive reinsurance recoverable pertaining to AgPI(R) in the incorrect accounting period. The correction of the error defers the recognition of a gain on a reinsurance recovery from first quarter 1999 to second quarter 1999. The amount of the deferred gain is $4,668,000. The Company recorded an increase in loss and loss adjustment expense of $4,668,000 due to the deferral of the gain which reduced net income by $2,045,000 or $0.35 per share (basic), net of income taxes and minority interest.

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

Gross premiums written for the crop segment were comparable to those of a year ago. Crop premiums for the three months ended March 31 are as follows:

                                                    1999           1998
                                                    ----           ----

CAT imputed                                       $16,312        $16,319
MPCI                                               62,280         60,743
Crop hail and named perils                         28,443         25,431
                                                  -------        -------
                                                  107,035        102,493
Less: CAT imputed                                 (16,312)       (16,319)
                                                  -------        -------
                                                  $90,723        $86,174
                                                  =======        =======

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

These restated financials contain a reclassification of reinsurance ceded premium related to AgPI(R) from policy acquisition and general and administrative expense to ceded premiums. The amount of the reclass is $4,668,000 with no impact on net income. Policy acquisition and general and administrative expenses have decreased to $11,630,000 or 17.3% of net premium earned for the three months ended March 31, 1999 compared to $14,653,000 or 20.4% of net premium earned in the corresponding period of 1998. The reduction in expense related to the reclassification was partially offset by nonstandard auto general and administrative expenses which rose due to increased use of temporary help to resolve processing backlogs and lower expense recoveries from reinsurers due to the elimination of quota share reinsurance in 1999.

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

Income tax expense was 24.9% and 35.0% of pre-tax income for the three months ended March 31, 1999 and 1998. The decrease in the average rate resulted primarily from the earning of income in nontaxable jurisdictions.

Distributions on Preferred Securities are calculated at a rate of 9.5% net of federal income taxes.

Liquidity and Capital Resources

The Company's total assets of $696,377,000 at March 31, 1999 as restated, increased $125,388,000 from $570,989,000 as of December 31, 1998. The primary reasons for this increase were increased premium receivable and reinsurance payable balances in the crop business due to the normal accumulation of these balances during the year and settlement in the fall of each year, coincidental with fall harvest.

Net cash provided by operating activities reduced to $10,649,000 in 1999 from $31,643,000 in 1998 due to lower premium volume. This additional cash flow was used to increase invested assets. Financing activities included normal activities on the Company's line of credit for crop operations.

Year 2000 Compliance

General

TheYear 2000 Project ("Project") addresses the inability of computer software and hardware to distinguish between the year 1900 and the year 2000. In 1996, the Company began a company-wide replacement of hardware and software systems to address this and other issues. The Company is utilizing systems from Dell, Hewlett Packard, Sun Systems, Compaq, Oracle and ZIM as well as certain software conversions using Java. The new hardware is in place and operational at all subsidiaries. The software systems are in place in our nonstandard auto operations and are being implemented on a state-by-state basis. The Company first began implementing the new nonstandard auto operating system in those states in which the Company writes annual policies (annual states). 100% of those annual states are currently in production. The remaining non-annual states are scheduled to be completed by June 30, 1999. The Y2K issue does not have an effect on the crop operations until October 1, 1999. The Company is converting non-compliant crop operating systems, through programmatic means, into a Y2K compliant environment. The crop operation has completed the conversion and the testing phase of the Project. A number of the Company's other IT projects are being delayed or completely eliminated due to the implementation of the Project.

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

PART II -      OTHER INFORMATION

ITEM 1.        LEGAL  PROCEEDINGS
               The Company's insurance subsidiaries are parties to litigation litigation arising in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

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

ITEM 5.        OTHER INFORMATION
               Within this form 10-Q/A the Company has incorporated the financial impact of events which had occurred as of March 31, 1999, but which came to management's attention and / or became quantifiable after the release to the public of the first quarter results of operations on May 12, 1999.

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

               Also, through the Company's 67% owned insurance subsidiaries, the Company reinsures 100% of a book of crop insurance business written through a third party insurance company. As described in the notes to the 1998 audited financial statements, this product, called "AgPI(R)", insures against business interruption risk. At year end 1998 the Company had recorded $7.5 million in gross assumed loss reserves. Based on further recent analysis, coupled with recently released national data related to the 1998 crop year, the Company has increased its assumed gross loss reserves from $7.5 million to $15.0 million as of March 31, 1999.

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

               The Company retrocedes the majority of this business to reinsurers. The retrocession cover on this book of business is 62% quota share reinsurance. As such the Company has ceded approximately $4,668,000 of premium, and $9,336,000 of loss reserves, to its retro reinsurers of which $4,668,000 is deferred to second quarter. The Company also incurred approximately $996,000 in pretax fee expense related to this treaty in the first quarter, or $437,000 after income taxes of $349,000 and minority interest of $211,000.
               Granite Reinsurance Company Ltd. has a 7.5% participation in this reinsurance agreement, being part of the total 62% cession.

               These restated financials contain a correction of an accounting error. The error related to the recording of the retroactive reinsurance recoverable pertaining to AgPI(R) in the incorrect accounting period. The correction of the error defers the recognition of a gain on a reinsurance recovery from first quarter 1999 to second quarter 1999. The amount of the deferred gain is $4,668,000. The Company recorded an increase in loss and loss adjustment expense of $4,668,000 due to the deferral of the gain which reduced net income by $2,045,000 or $0.35 per share (basic), net of income taxes and minority interest.

ITEM 6(a).     EXHIBITS
               (10) Material Contracts - AgPI, Crop Hail and MPCI Multi-year
                ....Quota Share Reinsurance Agreement
               (11) Statement Regarding Computation of Per Share Earnings

ITEM 6(b).     REPORTS ON FORM 8-K
               None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 27, 1999                          By:/s/ Alan G. Symons
                                                Alan G. Symons
                                                President



Dated: August 27, 1999                          By:/s/ Thomas R. Kaehr
                                                Thomas R. Kaehr
                                                Vice President, Treasurer and
                                                Chief Financial Officer