Form 10-Q
period 1999-06-30
GORAN CAPITAL INC
filed 1999-08-27
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 30, 1999, there were 5,876,398 shares of Registrant's common stock issued and outstanding exclusive of shares held by Registrant.

                                 Form 10-Q Index
                       For The Quarter Ended June 30, 1999
                                                                          Page
                                                                         Number

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Unaudited Consolidated Financial Statements:
         Unaudited Consolidated Balance Sheets at
         June 30, 1999 and December 31, 1998..........................      3

         Unaudited Consolidated Statements of Earnings for the
         Three and Six Months Ended June 30, 1999 and 1998............    4-5

         Unaudited Consolidated Statements of Shareholders'
         Equity.......................................................      6

         Unaudited Consolidated Statements of Changes in
         Cash Resources for the Three and Six Months Ended
         June 30, 1999 and 1998.......................................      7

         Condensed Notes to Unaudited Consolidated Financial
         Statements...................................................      8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................     17

PART II  OTHER INFORMATION............................................     28

SIGNATURES............................................................     29

INDEX TO EXHIBITS
         Exhibit 11 - Computation of Per Share Earnings...............     30

Note: All items are in thousands of dollars except share and per share data or unless otherwise noted.

                         PART I - FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                                          June 30,       December 31,
ASSETS                                                                                     1999             1998

Cash and investments                                                                     $262,021          $253,718
                                                                                          -------           -------
Accounts receivable:
  Premiums receivable                                                                     258,426           121,328
  Income taxes recoverable                                                                  8,680            12,711
  Due from related parties                                                                  1,003             3,495
  Accrued and other receivables                                                             2,638             2,362
                                                                                          -------           -------
        TOTAL ACCOUNTS RECEIVABLE                                                         270,747           139,896
Reinsurance recoverable on paid and outstanding claims                                     96,975            67,885
Prepaid reinsurance premiums                                                              124,712            17,486
Capital assets, net of accumulated depreciation                                            20,872            19,350
Deferred policy acquisition costs                                                          17,454            16,332
Deferred income taxes                                                                       5,926             5,825
Intangibles                                                                                45,158            46,300
Other assets                                                                                6,214             4,197
                                                                                          -------           -------
        TOTAL ASSETS                                                                     $850,079          $570,989
                                                                                          =======           =======
LIABILITIES
Accounts Payable:
  Due to insurance companies                                                             $170,775           $12,353
  Accrued and other payables                                                               26,059            22,283
                                                                                          -------           -------
                                                                                          196,834            34,636
Outstanding claims                                                                        218,436           207,432
Unearned premiums                                                                         226,483           110,665
Bank loans                                                                                 13,435            13,744
                                                                                          -------           -------
                                                                                          655,188           366,477
                                                                                          -------           -------
Minority interest:
  Equity in net assets of subsidiaries                                                     16,271            19,787
  Preferred securities                                                                    135,000           135,000
                                                                                          -------           -------
                                                                                          151,271           154,787
                                                                                          -------           -------
Shareholders' equity                                                                       43,620            49,725
                                                                                          -------           -------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $850,079          $570,989
                                                                                          =======           =======

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                                             Three Months Ended
                                                                                                  June 30,
                                                                                              1999           1998

Gross premiums written                                                                      $173,870       $170,505
Less ceded premiums                                                                          (94,720)       (60,776)
                                                                                             -------        -------
Net premiums written                                                                          79,150        109,729
Change in net unearned premiums                                                               (2,623)       (10,111)
                                                                                             -------        -------
Net premiums earned                                                                           76,527         99,618
Fee income                                                                                     3,153          4,901
Net investment income                                                                          3,507          3,720
Net realized capital gain (loss)                                                                 366            846
                                                                                             -------        -------
      Total Revenues                                                                          83,553        109,085
                                                                                             -------        -------
Net claims incurred                                                                           72,293         71,187
General and administrative expenses                                                           21,015         24,244
Interest expense                                                                                 105             49
Amortization of intangibles                                                                      651            510
                                                                                             -------        -------
      Total expenses                                                                          94,064         95,990
                                                                                             -------        -------
      Earnings (loss) before undernoted items                                                (10,511)        13,095
Provision for income taxes                                                                    (3,576)         4,415
Distribution of preferred securities, net of tax                                               2,096          2,096
Minority interest                                                                             (3,149)         1,809
                                                                                             -------        -------
Earnings (loss) from continuing operations                                                    (5,882)         4,775
Loss from discontinued operations                                                                --             --
                                                                                             -------        -------
      Net Earnings (loss)                                                                    $(5,882)      $  4,775
                                                                                             =======        =======

Earnings (loss) per share - basic                                                             $(1.00)         $0.82
                                                                                                ====           ====
Earnings (loss) per share - fully diluted                                                     $(1.00)         $0.78
                                                                                                ====           ====
Earnings (loss) per share - operating                                                         $(1.04)         $0.72
                                                                                                ====           ====

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(Canadian GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                              1999           1998

Gross premiums written                                                                      $325,892       $347,701
Less ceded premiums                                                                         (179,471)      (139,611)
                                                                                             -------        -------
Net premiums written                                                                         146,421        208,090
Change in net unearned premiums                                                               (2,770)       (36,587)
                                                                                             -------        -------
Net premiums earned                                                                          143,651        171,503
Fee income                                                                                     7,617         11,390
Net investment income                                                                          7,015          6,896
Net realized capital gain (loss)                                                                (956)         2,814
                                                                                             -------        -------
      Total Revenues                                                                         157,327        192,603
                                                                                             -------        -------
Net claims incurred                                                                          131,288        126,489
General and administrative expenses                                                           32,645         40,266
Interest expense                                                                                 179            232
Amortization of intangibles                                                                    1,256          1,021
                                                                                             -------        -------
      Total expenses                                                                         165,368        168,008
                                                                                             -------        -------
      Earnings (loss) before undernoted items                                                 (8,041)        24,595
Provision for income taxes                                                                    (2,960)         8,438
Distribution of preferred securities, net of tax                                               4,151          4,226
Minority interest                                                                             (3,516)         3,454
                                                                                             -------         ------
Earnings (loss) from continuing operations                                                    (5,716)         8,477
Loss from discontinued operations                                                                --            (185)
                                                                                             -------        -------
      Net Earnings (loss)                                                                    $(5,716)      $  8,292
                                                                                              ======        =======

Earnings (loss) per share - basic                                                             $(0.97)         $1.42
                                                                                                ====           ====
Earnings (loss) per share - fully diluted                                                     $(0.97)         $1.37
                                                                                                ====           ====
Earnings (loss) per share - operating                                                         $(0.87)         $1.11
                                                                                                ====           ====

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                           Cumulative        Retained          Total
                                           Common        Contributed       Translation       Earnings      Shareholders'
                                            Stock         Surplus          Adjustment        (Deficit)         Equity

Balance at December 31, 1997                $18,010          $2,775           $(292)         $39,839           $60,332
Issuance of common shares                       366             ---             ---              ---               366
Change in cumulative
translation adjustment                          ---             ---              59              ---                59
Net earnings                                    ---             ---             ---            8,292             8,292
                                             ------           -----             ---  -        ------            ------
Balance at June 30, 1998                    $18,376          $2,775           $(233)         $48,131           $69,049
                                             ======           =====             ===           ======            ======

Balance at December 31, 1998                $19,317          $2,775            $252          $27,381           $49,725
Issuance of common shares                       ---             ---             ---              ---               ---
Change in cumulative
translation adjustment                          ---             ---            (389)             ---              (389)
Net earnings (loss)                             ---             ---             ---           (5,716)           (5,716)
                                             ------           -----             ---           ------            ------
Balance at June 30, 1999                    $19,317          $2,775           $(137)         $21,665           $43,620
                                             ======           =====             ===           ======            ======

See notes to consolidated financial statements

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN CASH RESOURCES
(Canadian GAAP, stated in thousands of U.S. dollars)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                 1999           1998
CASH PROVIDED BY OPERATING ACTIVITIES
  Net earnings (loss) for the period                                                            $(5,716)       $8,292
  Items not affecting cash resources:
    Amortization and depreciation                                                                 3,801         2,434
    Loss (gain) on disposal of investments                                                          956        (2,862)
    Minority interest in net income of consolidated subsidiary                                   (3,516)        3,454
    Decrease (increase) in reinsurance recoverable on outstanding claims                        (29,090)      (12,385)
    Decrease (increase) in prepaid reinsurance premiums                                        (107,226)      (74,919)
    Decrease (increase) in other assets                                                           3,841         2,405
    Decrease (increase) in deferred policy acquisition costs                                     (1,122)       (6,878)
    Increase (decrease) in deferred income taxes                                                   (101)          756
    Increase (decrease) in unearned premiums                                                    115,818       111,732
    Increase (decrease) in outstanding losses                                                    11,004        33,090
    Decrease (increase) in accounts receivable                                                 (137,098)     (150,168)
    Increase (decrease) in accounts payable                                                     162,198       117,794
                                                                                                -------       -------
                                                                                                 13,749        32,745
                                                                                                -------       -------
FINANCING ACTIVITIES:
  Increase (reduction) of borrowed funds                                                           (309)       (4,147)
  Net purchase (increase) of minority interest                                                       --        (1,111)
  Increase (decrease) in contributed surplus                                                         --            --
  Issue of share capital                                                                             --           366
                                                                                                -------       -------
                                                                                                   (309)       (4,892)
                                                                                                -------       -------
INVESTING ACTIVITIES:
  Net purchase of marketable securities                                                          (8,660)      (21,567)
  Net purchase of capital assets                                                                 (3,685)       (6,545)
  Other                                                                                            (126)           --
                                                                                                -------       -------
                                                                                                (12,471)      (28,112)
                                                                                                -------       -------

Change in cash resources during the period                                                          969         (259)
Cash resources, beginning of period                                                              42,759        36,557
                                                                                                 ------        ------
Cash resources, end of period                                                                   $43,728       $36,298
                                                                                                 ======        ======

See notes to consolidated financial statements

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                For The Three and Six Months Ended June 30, 1999
                                 (,000 Omitted)

CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation
        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. Interim financial statements should be read in conjunction with the Company's annual audited financial statements for the year ended December 31, 1998.

        These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP") except as disclosed in Note 13. All material intercompany amounts have been eliminated.

2.      Subsequent Events
        On August 12, 1999 the Company announced that it has retained Donaldson, Lufkin and Jenrette ("DLJ") to advise the Company with respect to whether it is in the best interest of the shareholders to consider a sale of all or part of its insurance business. This announcement follows the Company's announcement on June 8, 1999 that DLJ had been retained to advise the Company with respect to the sale of its crop insurance business.

        The Company is exploring several options and has not identified the form or timing of a possible sale. The sale may take the form of a sale of either or both of the Company's primary business units, a sale of the entire company, or another form.

        The Company has held preliminary discussions with interested parties regarding the potential separate sale of the crop and nonstandard automobile lines as well as of the Company.

         At this time the Company is unable to estimate the value of a sale as the nature of a possible sale is unknown.

3.      Certain Accounting Policies for Multi-Peril Crop Insurance ("MPCI")
        A significant portion of the Company's gross premiums written and earnings before income taxes within the crop insurance segment relate to the MPCI program. MPCI is a government-sponsored program with accounting treatment which differs in certain respects from the more traditional property and casualty insurance lines. For statement of earnings purposes under GAAP, gross premiums written consist of the aggregate amount of MPCI premiums paid by farmers for buy-up coverage (MPCI coverage in excess of catastrophic ("CAT") Coverage - the minimum available level of MPCI Coverage), and any related federal premium subsidies, but do not include MPCI premium on CAT Coverage. By contrast, net premiums written do not include any MPCI premiums or subsidies, all of which are deemed to be ceded to the Federal Crop Insurance

        Corporation ("FCIC") as a reinsurer. The Company's profit or loss from its MPCI business is determined after the crop season ends on the basis of a complex profit sharing formula established by law and the FCIC. For statement of earnings purposes, any such profit or loss sharing earned or payable by the Company is treated as an adjustment to commission expense and is included in policy acquisition and general and administrative expenses.

        Beginning in 1996, the Company instituted a policy of recognizing (i) 35% of its estimated annual MPCI gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter, (ii) commission expense at the applicable rate of MPCI gross premiums written recognized, and (iii) Buy-Up Expense Reimbursement at the applicable rate of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by the Company, the Company's policy is to recognize MPCI gross premiums written for the first nine months based on a re-estimate of annual premium which takes into account actual gross premiums processed. If an insufficient volume of policies have been processed, the Company's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. The Company also recognizes the MPCI underwriting gain or loss during each quarter, reflecting the Company's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus an assessment of current year crop conditions and other relevant factors. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and latest available loss information.

        The Company also receives from the FCIC (i) an expense reimbursement payment equal to a percentage of gross premiums written for each Buy-Up Coverage policy it writes ("Buy-Up Expense Reimbursement Payment") and
        (ii) an LAE reimbursement payment equal to a percentage of MPCI Imputed Premiums for each CAT Coverage policy it writes (the "CAT LAE
        Reimbursement Payment"). For 1999 and 1998, the Buy-Up Expense Reimbursement Payment has been set at 24.5% and 27.0%, respectively, of MPCI Premium. For 1999 and 1998, the LAE Reimbursement Payment has been set at 11.0% and 13.0%, respectively, of MPCI Imputed Premiums for each CAT Coverage policy the Company writes. The reduction in expense and LAE reimbursement percentage in 1999 was due to the passing of legislation by the United States Congress in June, 1998. Although the expense reimbursement percentages were reduced, this legislation also provided permanent funding for the crop insurance industry. In addition, this legislation discontinued the Company's retention of a $60 fee for every CAT policy written. The Company retained this policy fee in 1998.

        For statement of earnings purposes, the Buy-Up Expense Reimbursement Payment is treated as a contribution to income and reflected as an offset against policy acquisition and general and administrative expenses. The CAT LAE Reimbursement Payment is, for statement of earnings purposes, recorded as an offset against LAE, up to the actual amount of LAE incurred by the Company in respect of such policies, and the remainder of the payment, if any, is recorded as Fee Income.

4.      Intangible Assets
        Intangible assets include goodwill from the acquisition of Superior Insurance Company (Superior), additional goodwill from the acquisition of the minority interest in GGS Management Holdings, Inc. (GGSH) and North American Crop Underwriters (NACU), debt and preferred security issuance costs and organizational costs.

5.      Notes Payable
        At June 30, 1999, the Company's IGF Insurance Company subsidiary (IGF) maintained a revolving bank line of credit in the amount of $12,000 with Brenton Bank. At December 31,1998, March 31, 1999 and June 30,1999 the outstanding balance was $12,000,$1,989 and $11,767 respectively. This line is collateralized by the crop-related uncollected premiums, reinsurance recoverable on paid losses, FCIC annual settlement, and a first lien on the real estate owned by IGF. The IGF Revolver contains certain covenants which (i) restricts IGF's ability to accumulate common stock; (ii) sets minimum standards for investments and policyholder surplus; and (iii) limits ratio of net written premiums to statutory surplus. At June 30, 1999, IGF was in compliance with all covenants associated with the line of credit, or had received proper waivers. IGF has received a waiver from the bank with regard to the ratio of net written premiums to surplus as of second quarter 1999.

        The average interest rate on the line of credit was 6.96% during 1998 and 8.63% for the six months ended June 30, 1999.

        Notes payable also includes a $1,000 note due 2001 on the purchase of NACU at no interest. The balance of notes payable at December 31, 1998 includes three smaller notes (less than $300 each) assumed in the acquisition of NACU due 2002-2006 with periodic payments at interest rates ranging from 7% to 9.09%.

6.      Regulatory Affairs
        The Indiana Department of Insurance (IDOI) initiated a target examination of Pafco General Insurance Company, and IGF Insurance Company, on May 24, 1999. The scope of the examinations encompass loss reserves, pricing, and reinsurance. There has been no action taken by the IDOI as a result of the ongoing examination.

        The Florida Department of Insurance (FDOI), has initiated a limited scope audit of Superior Insurance Company, to begin on August 23, 1999. The FDOI is to evaluate the Company's Year 2000 readiness.

7.      Commitments and Contingencies
        The Company and its subsidiaries are, at various times, named as defendants in lawsuits relating to its business. Legal actions arise from claims made pursuant to insurance policies, employment-related matters, commercial disputes, and other matters. Unless specifically stated otherwise, the Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

        In 1998, IGF issued insurance policies on certain agricultural business interruption risks ("AgPI(R)"). Please see note 8. Certain of these policyholders have recently instituted litigation or filed for arbitration of their claim. In each instance, IGF has been named as a defendant. To date, three lawsuits have been filed by a total of seven policyholders and three policyholders have instituted arbitration. Further, the Company (through its IGF subsidiary), has instituted two declaratory actions against two policyholders to help determine the Company's obligations with respect to such policyholders. The Company feels it has a strong legal position with respect to these AgPI(R) lawsuits and arbitrations. The Company is vigorously defending these matters.

        These lawsuits and arbitrations have been instituted after June 30, 1999 and, consequently, each matter is in an early stage of development. The Company feels its financial reserves for these lawsuits and arbitrations are sufficient to cover the resulting liability, if any, that may arise from these matters. However, there can be no assurance that the Company's total liability from AgPI(R) liability that may be in excess of current AgPI(R) financial reserves will not be material to the Company, taken as a whole.

        The Company writes nonstandard insurance business through agents in California where some of the agents charge administration fees on top of the premium to these customers. The California Department of Insurance
        (CDOI) in early 1998 indicated that such broker fees are part of premium and has requested reimbursement to the policyholders by Superior. The CDOI has indicated it may assess the Company to repay fees the agents received from the insured. The Company did not receive any of these broker fees and has carried on the insurance practice that is normal for many of the insurance companies writing automobile insurance in California. The total amount, if CDOI proceeds and requires all fees returned with no recovery from agents, is $3 million. As a material adverse development is not deemed probable, the Company has not accrued any amount in its consolidated financial statements. Although the assessment has not been formally made by the CDOI at this time, the Company believes it will prevail and will vigorously defend any potential assessment.

        As part of an agreement by the Company to assume the multiple-peril and crop hail operations of CNA Agriculture ("CNA") during 1998, the Company agreed to allow CNA to retain a portion of the administrative and operating expense reimbursement paid by the Federal Crop Insurance Corporation (FCIC) to CNA under CNA's 1998 Standard Reinsurance Agreement with FCIC. This retention by CNA was meant to compensate CNA for certain direct overhead costs incurred by CNA prior to the transfer of insurance operations to the Company.

        CNA has retained $2.7 million of such reimbursements. The Company disputes this level of expense reimbursement and contends CNA's retention should only be $1.1 million. Thus, the Company believes it should receive approximately $1.6 million of FCIC reimbursement proceeds retained by CNA. Negotiations are in process to settle this dispute. Given the dispute and uncertainty of its outcome, the Company has not recorded any receivable for this matter.

8.      Losses on AgPI(R) Product
        In 1998,the Company within its Crop segment (IGF), offered a new and unique crop insurance product called AgPI(R). AgPI(R) is business interruption insurance that is primarily intended to protect businesses that depend upon a steady flow of crop (or crops) to stay in business. This product was sold to a variety of businesses involved in agribusiness, including farmers, as well as grain elevator operators, produce shippers, custom harvesters, cotton gins, agriculture chemical dealers and other processing businesses whose income is heavily dependent on a stable supply of raw product (i.e., cotton), or whose product sales are negatively affected if crop yields fall (i.e., ag chemical dealers).

        A  large  number of policies  were written  through a  third  party
        insurance  company  under a fronting  arrangement.   The  Company
        directly wrote or reinsured 157 AgPI(R) policies written in 1998, 111 of which were purchased by California policyholders through a third party carrier. The policy form requires that the county in which crops reside must suffer a minimum level of crop loss before a loss recovery by a policyholder is possible. After the county loss test is met, then the policyholder must demonstrate an insurable economic loss on an individual basis under the policy.

        The Company recognized approximately $7.6 million in written premium in 1998, of which $6 million was earned in 1998 with $1.6 million being earned in the first quarter of 1999. The lack of National
        National    Agricultural   Statistical   Service   (NASS)  and
        policyholder loss data, coupled with a Company awareness of adverse weather conditions and resultant crop damage in parts of the country with several AgPI(R) policyholders, led the Company to establish reserves at December 31, 1998, equal to 100% of the AgPI(R) earned premium.

        County loss data, as well as policyholder loss data, gradually became known starting in late April 1999. As of May 28, 1999, the filing date for the Company's first quarter 1999 Form 10-Q, it became apparent that the Company was experiencing unexpected adverse loss development on these policies and increased its incurred losses related to 1998 policies to $15 million. As of the filing date for this second quarter 1999 Form 10-Q, NASS data is complete, and the Company has received policyholder data on nearly all policies to determine loss liability, if any, under each of the 157 AgPI(R) policies. Based on the Company's latest analysis, the estimated gross ultimate incurred loss settlement and loss adjustment expense ("LAE") related to these policies totals $25 million. The Company recorded $6 million, $9 million, and $10 million of loss and LAE in 1998, the first quarter and second quarter of 1999, respectively.

        As part of a reinsurance treaty entered into in the first quarter of 1999, the Company retroceded the majority of this business to reinsurers. The retrocession cover on this book of business is 62.0% quota share reinsurance, of which 7.5% is retroceded to Granite Reinsurance Company Ltd., an affiliate. In return for ceding 62.0% of its gross written premium on these policies to the reinsurers, the Company is entitled to a permanent cash recovery of up to 200% of premium ceded to the reinsurers. The Company is also entitled to receive, if the loss ratio on this business exceeds 200%, an additional temporary cash advance on every dollar of loss up to a 300% loss ratio. Any temporary cash advance received must be returned over time to the reinsurers, with substantially all of the advance being repaid by July 31, 2001.

        In accordance with the terms of the reinsurance treaty, the Company recorded $4,668 of ceded gross written premium in the first quarter of 1999. The portion of the reinsurance treaty covering 1998 AgPI(R) written business was deemed to be retroactive reinsurance according to generally accepted accounting principles. Accordingly, in the first quarter of 1999 the Company recorded a reinsurance recovery of $9,336 and deferred a resulting gain of $4,668. The $4,668 deferred gain was recognized as income in the second quarter of 1999, pursuant to the recovery method of accounting as prescribed by GAAP.

        The Company has tendered settlement payments to virtually all policyholders with a demonstrable loss under the policy. The Company believes that the claim payments tendered are consistent with policy language and applicable state law. In the event that a policyholder believes that the settlement offer is erroneous or insufficient according to the policy form, the policy form requires binding arbitration.

        As of the date of this Form 10-Q, 128 policyholders have incurred an indemnifiable loss according to company calculations. As of the date of this Form 10-Q, 8 policyholders have accepted settlements and released the Company from liability, 3 policyholders have filed for arbitration, and 7 policyholders have instituted litigation against the Company. The policyholders seeking arbitration are requesting indemnification totaling the face amount of their policies plus their policies plus punitive damages. Arbitration hearings will likely not begin until the year 2000 (See note 7).

        Less than $0.1 million of 1999 gross written AgPI(R) premiums have been written and assumed by the Company through June 30, 1999. The Company has recorded loss and loss adjustment expenses equaling approximately 200% of premium for the 1999 written policies.

        Based on the information presently available, the Company believes that it has recognized, through loss and LAE payments and reserves, its ultimate loss exposure related to the AgPI(R) product. However as new information develops, there can be no assurance that the Company's ultimate liability for AgPI(R) related losses will not be materially greater than the $25 million in gross losses already recorded $19,100 in 1999, $5,900 in 1998 in the consolidated financial statements related to this product.

9. Adverse Development on Prior Accident Year and Reserve Strengthening on Current Accident Year Auto Loss and Loss Adjustment Expense Reserves During the second quarter of 1999 the Company incurred $4.1 million of loss and LAE on its nonstandard auto operation for losses occurring in 1998. At the end of 1998 the Company projected its unpaid loss and LAE liabilities for nonstandard auto, net of reinsurance, to be $114.8 million. During the second quarter of 1999 a greater than expected number of 1998 incurred claims were reported to the Company by policyholders. The preponderance of those unanticipated claims involved bodily injury liability. In addition to strengthening reserves for older claims, the Company reexamined its projections for the first half of 1999 and strengthened its reserves for the current year by $5.0 million, $2.5 million of which was for accidents occurring in the first quarter of 1999. The Company has identified and is currently implementing several strategies to improve its loss ratio.

10.     Nonstandard Auto Reinsurance
        The Company is currently exploring the possibility of entering into a quota share treaty, which would cede a significant portion of the company's auto gross written premiums. This treaty, if signed, would have the impact of reducing net premiums written and bringing the ratio of net premiums written to statutory basis surplus into compliance with statutory guidelines.

11.     Segment Disclosures
        The following tables show financial data by segment:

                                                                                          For the three months
                                                                                              ended June 30,
                                                                                             1999         1998
NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:
  Gross premiums written                                                                    $66,072      $79,530
                                                                                             ======       ======
  Net premiums written                                                                      $64,154      $69,154
                                                                                             ======       ======
  Net premiums earned                                                                       $66,836      $70,498
  Fee income                                                                                  2,895        4,553
  Net investment income                                                                       3,296        3,133
  Net realized gain                                                                             366          673
                                                                                             ------       ------
        TOTAL REVENUES                                                                       73,393       78,857
                                                                                             ------       ------
  Losses and loss adjustment expenses                                                        61,631       53,502
  Policy acquisition and general and administrative expenses                                 23,609       18,681
                                                                                             ------       ------
        TOTAL EXPENSES                                                                       85,240       72,183
                                                                                             ------       ------
  Earnings (loss) before income taxes                                                      $(11,847)     $ 6,674
                                                                                            =======       ======
GAAP RATIOS (Nonstandard Automobile Only):
  Loss and LAE Ratio                                                                           92.2%        75.9%
  Expense ratio, net of billing fees                                                           31.0%        20.0%
                                                                                               ----         ----
  Combined ratio                                                                              123.2%        95.9%
                                                                                              =====         ====

CROP INSURANCE OPERATIONS:
  Gross premiums written(2)                                                                $107,524      $92,020
                                                                                            =======       ======
  Net premiums written                                                                      $11,633      $35,560
                                                                                             ======       ======
  Net premiums earned                                                                        $6,074      $28,460
  Fee income                                                                                    197          350
  Net investment income                                                                         (18)         112
  Net realized capital gain (loss)                                                               --          170
                                                                                             ------       ------
        TOTAL REVENUES                                                                        6,253       29,092
                                                                                             ------       ------
  Losses and loss adjustment expenses                                                         8,894       18,679
  Policy acquisition and general and administrative expenses(1)                              (4,654)       3,897
  Interest and amortization of intangibles                                                      246           50
                                                                                             ------       ------
        TOTAL EXPENSES                                                                        4,486       22,626
                                                                                             ------       ------
  Earnings before income taxes                                                              $ 1,767       $6,466
                                                                                             ======        =====

  (1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
  (2 Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.


                                                                                             For the six months
                                                                                               ended June 30,
                                                                                             1999         1998
NONSTANDARD AUTOMOBILE INSURANCE OPERATIONS:
  Gross premiums written                                                                   $127,243     $169,506
                                                                                            =======      =======
  Net premiums written                                                                     $137,840     $151,421
                                                                                            =======      =======
  Net premiums earned                                                                      $132,233     $138,821
  Fee income                                                                                  7,417        8,708
  Net investment income                                                                       6,460        5,934
  Net realized gain (loss)                                                                   (1,016)       2,641
                                                                                            -------      -------
        TOTAL REVENUES                                                                      145,094      156,104
                                                                                            -------      -------
  Losses and loss adjustment expenses                                                       112,944      106,648
  Policy acquisition and general and administrative expenses                                 43,204       36,804
                                                                                            -------      -------
        TOTAL EXPENSES                                                                      156,148      143,452
                                                                                            -------      -------
  Earnings (loss) before income taxes                                                      $(11,054)    $ 12,652
                                                                                            =======      =======
GAAP RATIOS (Nonstandard Automobile Only):
  Loss and LAE Ratio                                                                           85.4%        76.8%
  Expense ratio, net of billing fees                                                           27.1%        20.2%
                                                                                               ----         ----
  Combined ratio                                                                              112.5%        97.0%
                                                                                              =====         ====

CROP INSURANCE OPERATIONS:
  Gross premiums written(2)                                                                $198,247     $178,195
                                                                                            =======      =======
  Net premiums written                                                                     $ 13,246     $ 52,854
                                                                                            =======      =======
  Net premiums earned                                                                        $5,014     $ 28,621
  Fee income                                                                                    138        2,682
  Net investment income                                                                          39          165
  Net realized capital gain                                                                      --          170
                                                                                            -------      -------
        TOTAL REVENUES                                                                        5,191       31,638
                                                                                            -------      -------
  Losses and loss adjustment expenses                                                        14,068       18,738
  Policy acquisition and general and administrative expenses(1)                             (12,662)         250
  Interest and amortization of intangibles                                                      416          233
                                                                                            -------      -------
        TOTAL EXPENSES                                                                        1,822       19,221
                                                                                            -------      -------
  Earnings before income taxes                                                             $  3,369     $ 12,417
                                                                                            =======      =======

  (1) Negative crop expenses are caused by inclusion of MPCI expense reimbursement and underwriting gain.
  (2) Includes premiums assumed from CNA in accordance with the Strategic Alliance Agreement.

12.   Earnings Per Share
      Basic and diluted net earning (loss) per share are computed by dividing net earnings (loss) as reported by the average number of shares outstanding as follows:

                                      Three Months Ended      Six Months Ended
                                           June 30,              June 30,
                                       1999       1998        1999       1998

      Basic:
      Weighted-average common
         shares outstanding          5,876,398  5,839,348   5,876,398  5,819,049
                                     =========  =========   =========  =========

      The Company has 683,000 stock options outstanding as of June 30, 1999. These options are antidilutive in 1999 primarily due to the net loss in 1999, and therefore fully diluted earnings per share is the same as basic earnings per share.

13.   United States Accounting Principles
      These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. The differences between CDN GAAP and US GAAP are as follows:


                                                                                       June 30,          June 30,
                                                                                        1999              1998

Reported net earnings (loss)                                                          $(5,716)            $8,292
US/Canada GAAP differences:
   No differences                                                                          --                 --
                                                                                        -----              -----
Revised net earnings                                                                  $(5,716)            $8,292
                                                                                        =====              =====

Earnings (loss) per share - basic                                                      $(0.97)             $1.42
                                                                                         ====               ====
Earnings (loss) per share - fully diluted                                              $(0.97)             $1.37
                                                                                         ====               ====

                                                                                        June 30,       December 31,
                                                                                         1999             1998

Shareholders' equity in accordance with Canadian GAAP                                  $43,620           $49,725

Add (deduct) effect of difference in accounting for:
   Deferred income taxes                                                                    --                --
   Outstanding claims                                                                       --                --
   Minority interest portion                                                                --                --
   Receivables from sale of capital stock                                                 (232)           (1,377)
   Unrealized gain (loss) on investments*                                                 (739)            1,176
                                                                                        ------            ------
Shareholders' equity in accordance with US GAAP                                        $42,649           $49,524
                                                                                        ======            ======

*Note: The increase (decrease) in shareholders' equity attributable to the unrealized gain (loss) of $(739) and $1,176 at June 30, 1999 and December 31, 1998, respectively, are net of deferred tax expenses (recovery) of $(860) and $679 and related minority interest of $(527) and $416.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

The Company underwrites and markets nonstandard private passenger automobile insurance and crop insurance.

Nonstandard Automobile Insurance Operations
The Company, through its wholly owned subsidiaries, Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"), is engaged in the writing of insurance coverage on automobile physical damage and liability policies for "nonstandard risks". Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience, record of prior accidents or driving violations, particular occupation or type of vehicle. The Company offers several different policies which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Crop Insurance Operations
The four principal components of the Company's crop insurance business are (1) Multi-Peril Crop Insurance ("MPCI"),(2) crop hail insurance, (3) private named peril, and (4)fee based services to farmers. Crop insurance is purchased by farmers to reduce the risk ofcrop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods, and other natural disasters that can cause widespread crop losses and, in severe cases, force farmers out of business. Historically, one out of every twelve acres planted by farmers has not been harvested because of adverse weather or other natural disasters. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery, and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues, and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit, or pays a portion of the aggregate loss, in respect of the business it writes. The Company writes MPCI and crop hail insurance through 1,625 independent agencies in 42 states.

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

Agricultural Production Interruption Insurance ("AgPI(R)") is business interruption insurance that is primarily intended to protect businesses that depend upon a steady flow of crop (or crops) to stay in business. This product, introduced in 1998, is sold to a variety of businesses involved in agribusiness, including farmers, as well as grain elevator operators, produce shippers, custom harvesters, cotton gins, agriculture chemical dealers and other processing businesses whose income is heavily dependent on a stable supply of raw product (i.e., cotton), or whose product sales are negatively affected if crop yields fall (i.e., ag chemical dealers). As discussed later, the Company has experienced significant losses on AgPI(R) policies sold in 1998.

GeoAgPLUS(TM) provides to the farmer measuring, gridding, and soil sampling services combined with fertility maps and the software that is necessary to run precision farming programs. Grid soil sampling, when combined with precision farming technology, allows the farmer to apply just the right amount of fertilization, thus balancing soil nutrients for a maximum crop yield. Precision farming technology increases the yield to the farmer, reduces the cost of unnecessary fertilization and enhances the environment by reducing overflows of fertilization into the ecosystem. Geo AgPLUS(TM) is an IGF Insurance Company trademarked precision farming division that is now marketing its fee based services to the farmer.

REVIEW OF CONSOLIDATED OPERATIONS

Net Earnings (Loss)
For the three and six months ended June 30, 1999, the Company recorded a net loss of $(5,882) and $(5,716), or $(1.00) and $(0.97) per share (basic). This is a decrease from net earnings for the three and six months ended June 30, 1998 of $4,775 and $8,292 or $0.82 and $1.42 per share (basic).

Income before taxes and distributions on preferred securities for the nonstandard automobile segment showed a loss of $(11,847) and $(11,054) for the three and six months ended June 30, 1999 compared to earnings of $6,674 and $12,652 for the three and six months ended June 30, 1998. These losses were driven primarily by an increase in loss and loss adjustment expense ("LAE") reserves.

Income before taxes and distributions on preferred securities for the three and six months ended June 30, 1999 in the crop segment was $1,767 and $3,369 which compares to $6,466 and $12,417 for the same periods in 1998. The primary reason for the decrease in 1999 as compared to 1998 was an adverse loss development on AgPI(R) policies written in 1998 in the Crop Segment (See note 8).

Losses before tax and distributions on preferred securities for the corporate segment are comparable to prior year, at $(431) and $(356) for the three and six months ended June 30, 1999 and $(45) and $(474) for the same period in 1998. These losses consist primarily of amortization of intangibles and general and administrative expenses.

Gross Premiums Written
Gross premiums written for the nonstandard automobile segment decreased 16.9% and 24.9% for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. This represents a 5.2% decrease in premiums in the first half of 1999 from the average premium volume in the last half of 1998. The primary reasons for this decline in volume has been the downsizing by the Company of its nonstandard automobile business in certain competitive markets, and the slowing of new business due to poor service during the conversion by the Company to a new operating computer system. Management believes that service has subsequently improved.

Gross premiums written for the crop segment increased 16.8% and 11.3% for the three and six months ended June 30, 1999 compared to comparable periods in 1998. Such increase was due to internal growth. Crop premiums (expressed in thousands) for the three and six months ended June 30 are as follows:

                                                           Three Months                      Six Months
                                                          Ended June 30,                   Ended June 30,
                                                       1999             1998           1999           1998
                                                       ----             ----           ----           ----

CAT imputed                                           $14,470          $16,319       $30,782         $32,638
MPCI                                                   78,748           46,654       141,028         107,297
Crop hail and named perils                             28,776           37,873        57,123          63,365
AgPI(R)                                                  --              7,493            96           7,533
                                                      ------           -------       -------         -------
                                                      121,994          108,339       229,028         210,833
Less: CAT imputed                                     (14,470)         (16,319)      (30,782)        (32,638)
                                                      -------          -------       -------         -------
                                                     $107,524          $92,020      $198,247        $178,195
                                                      =======           ======       =======         =======

Remaining other gross written premiums not reflected in nonstandard automobile or crop segments represent commercial business which is ceded 100% to Granite Reinsurance Company Ltd. Other gross written premiums were $274 and $402 for the three and six months ended June 30, 1999 compared to $(1,045) and $-0- for the same periods in 1998.

Net  Premiums  Written
MPCI premiums are considered to be 100% ceded to the federal government for accounting purposes. Quota share cession rates for other lines of insurance for the three and six months ended June 30 are as follows:

                                                        1999           1998
                                                        ----           ----

Nonstandard automobile                                   0%             10%
Crop hail                                               67%             25%
Named peril                                             50%             50%
AgPI(R)                                                 62%              0%

Fee Income
Fee income decreased 35.7% and 33.1% for the three and six months ended June 30, 1999 as compared to the corresponding periods of the prior year. The decrease was primarily due to the federal government retaining the CAT policy fee in 1999, versus Company retention of this fee in 1998. Fee income has also decrease in the nonstandard auto segment due to decreases in gross written premium volume.

Net Investment Income
Net investment income decreased 5.7% for the three months ended June 30, 1999 and increased 1.7% for the six months ended June 30, 1999 as compared to the corresponding periods of the prior year. Such increase was due primarily to higher yields on invested assets caused by a shift out of equity securities and into fixed income investments.

Loss and Loss Adjustment Expense
The loss ratio for the nonstandard automobile segment for the three and six months ended June 30, 1999 was 92.2% and 85.4% of net premiums earned as compared to 75.9% and 76.8% in 1998. During the second quarter of 1999 the Company incurred $4.1 million of loss and loss adjustment expense on its nonstandard auto operation for losses occurring in 1998. At the end of 1998 the Company projected its unpaid loss and loss adjustment expense liabilities for nonstandard auto, net of reinsurance, to be $114.8 million. During the second quarter of 1999 a greater number of claims that occurred prior to year-end 1998 were reported than anticipated by the Company. The preponderance of those unanticipated claims involved bodily injury liability. In addition to strengthening reserves for older claims, the Company reexamined its projections for the first half of 1999 and strengthened its reserves for the current year by $5.0 million, $2.5 million of which was for accidents occurring in the first quarter of 1999.

As noted in note 8 to the unaudited consolidated financial statements for the six months ended June 30, 1999, in 1998 the Company sustained significant losses on AgPI(R) product, the quantification of which became known in 1999. In 1998, within the crop segment the Company directly sold and also reinsured the underwriting risk on a new and unique crop insurance product called AgPI(R). AgPI(R) is business interruption insurance that is primarily intended to protect businesses that depend upon a steady flow of crop (or crops) to stay in business. This product was sold to a variety of businesses involved in agribusiness, including farmers, as well as grain elevator operators, produce shippers, custom harvesters, cotton gins, agriculture chemical dealers and other processing businesses whose income is heavily dependent on a stable supply of raw product (i.e., cotton), or whose product sales are negatively affected if crop yields fall (i.e., ag chemical dealers).

A large number of policies were written through a third party insurance company under a fronting arrangement. The Company directly wrote or reinsured 157
AgPI(R) policies written in 1998, 111 of which were purchased by California policyholders through a third party carrier. The policy form requires that the county in which crops reside must suffer a minimum level of crop loss before a loss recovery by a policyholder is even possible. After the county loss test is met, then the policyholder must demonstrate an insurable economic loss on an individual basis under the policy.

The Company recognized approximately $7.6 million in written premium in 1998, of which $6 million was earned in 1998 with $1.6 million being earned in the first quarter of 1999. The lack of NASS and policyholder loss data, coupled with a Company awareness of adverse weather conditions and resultant crop damage in parts of the country with several AgPI(R) policyholders, led the Company to establish reserves at December 31, 1998, equal to 100% of the AgPI(R) earned premium.

County loss data, as well as policyholder loss data, gradually became known starting in late April, 1999. As of May 28, 1999, the filing date for the Company's first quarter, 1999, Form 10-Q, it became apparent that the Company was experiencing unexpected adverse loss development on these policies, and increased its incurred losses related to 1998 policies to $15 million. As of the filing date for this second quarter 1999 Form 10-Q, county loss data is complete, and the Company has received policyholder data on nearly all policies to determine loss liability, if any, under each of the 157 AgPI(R) policies. Based on the Company's latest analysis, the estimated gross ultimate incurred loss settlement and loss adjustment expense ("LAE") related to these policies totals $25 million. The Company recorded $6 million, $9 million, and $10 million of loss and LAE in 1998, the first quarter and second quarter of 1999, respectively. Losses for second quarter were partially offset by the recording of a net gain of $4.67 million on a reinsurance treaty.

The Company believes that it has recognized, through loss and LAE payments and reserves, its ultimate loss exposure related to the AgPI(R) product. However, there can be no assurance that the Company's ultimate liability for AgPI(R) related losses will not be materially greater than the $25 million in gross losses already recorded related to this product.

Policy Acquisition and General and Administrative Expenses
Policy acquisition and general and administrative expenses decreased to $21,015 and $32,645 or 27.5% and 22.7% of net premium earned for the three and six months ended June 30, 1999 compared to $24,244 and $40,266 or 24.3% and 23.5% of net premium earned in the corresponding periods of 1998. Overall expenses in the first six months of 1999 versus the first six months of 1998 decreased by $7,621. Within this decrease crop expenses decreased by $12,912 while nonstandard auto expenses increased by $6,400.

The expense ratio for the nonstandard auto segment was 31.0% and 27.1% for the second quarter and year-to-date in 1999 as compared to 20.0% and 20.2% in 1998. The expense ratio increased primarily due to a reduction in ceding commission income and increased salary expense. The reduction in ceding commission income was due to the elimination of this income due to a commutation of a quota share treaty. This ceding commission income was netted against auto expenses in the prior year which reduced auto expenses in 1998. Salary and benefit expenses were higher in 1999 in part due to increased use of temporary help and contract labor.

Crop segment expenses include agent commissions, stop loss reinsurance costs and operating expenses which are offset by MPCI Expense Reimbursements and MPCI Underwriting Gain. The underwriting gain is an estimate until later in the year when crops are harvested and losses are known. The estimated year to date gain ratio in 1999 was 14% on gross premium; compared to 9% in 1998. The underwriting gain increased in 1999 due to the fact that the crops covered by MPCI policies are estimated to have average to above average yields this year. The 14% estimate is in line with actual annual results over the past four years. The 9% gain ratio for crop in the prior year was lower due to lower estimated crop yields.

Interest Expense
Interest Expense primarily represents interest incurred by the Company's IGF Insurance Company Subsidiary (IGF) since December 31, 1998 on a revolving bank line of credit and three smaller notes assumed in the acquisition of North American Crop Underwriters ("NACU").

Interest expense on the revolving bank line of credit was $105 and $148 for the three and six months ended June 30, 1999. The balance of the $12,000 line of credit was paid down for a large portion of the first six months. The balance of the line of credit was $1,959 and $11,767 as of March 31, 1999 and June 30, 1999 respectively. The average interest rate on the line of credit was 6.83% during the six months ended June 30, 1999.

The average balance of the other three interest bearing notes payable was $632 for the quarter. Other interest of $32 pertained to the other notes. Interest rates on the three notes range from 7% to 9.9%. Total interest expense was $105 and $179 for the three and six months ended June 30, 1999.

Amortization of Intangibles
Amortization of intangibles includes goodwill from the acquisition of Superior, additional goodwill from the acquisition of the minority interest position in GGS Management Holdings Inc. ("GGSH") and NACU, debt or preferred security issuance costs and organizational costs. The increase in 1999 reflects the effects of the goodwill associated with the July 1998 acquisition of NACU.

Provision (Benefit) for Income Taxes
Income tax benefit was (34.0)% and (36.8)% of pre-tax loss for the three and six months ended June 30, 1999 compared to 33.7% and 34.3% of pre-tax profit in 1998. The increased effective tax rate at June 30, 1999 is due to a combination of estimated permanent differences, of $1,138, between book and taxable income offset by non-taxable income in Granite Reinsurance, coupled with a year to date pre-tax loss rather than a pre-tax gain.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated total assets of $850,079 at June 30, 1999 increased $279,090 from $570,989 as of December 31, 1998. The primary reason for this increase was an increase in receivable balances which are impacted by the cyclical nature of the crop/hail business. Typically crop/hail receivables are high as of June 30. Crop/hail receivables do not start to become due until July.

Net cash provided by operating activities decreased $18,996 to $13,749 for the first six months of 1999 when compared to the same period in the prior year, driven partially by a $14,008 decrease in net earnings. Cash and cash equivalent increased slightly from the end of 1998 to $43,729. Repayment of officer loans as well as cash generated from operations was used for the purchase of invested assets as well as additional computer equipment and related software in the Company's non-standard auto operations.

Overall, operating cash flow combined with the availability of short term investments continues to be adequate to meet policyholders needs for claims.

As of June 30, 1999, the company had $17 million of short term investments available to meet short term operating cash needs. This was an increase of $1.4 million and $5.8 million over the December 31, 1998 and June 30, 1998 balances of short term investments.

The crop segment also has the ability to retain MPCI premium funds collected October through December of 1999 till March of 2000 at a 15% interest rate if needed.

YEAR 2000 COMPLIANCE

General
In the next year, many companies will face potentially serious risks associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payments, interest, premiums, commissions, delinquencies and other matters based on the wrong date. If a company's critical internal systems do not correctly recognize and process data information beyond the year 1999, there could be a material adverse impact on a company's business and operation.

The Company has four primary locations where Y2K issues have the potential to significantly impact the Company's operations. These locations are Indianapolis, Indiana; Atlanta, Georgia; Tampa, Florida, and Des Moines, Iowa. Given the nature of the Company structure, the issues relating to Tampa will be grouped together with those of the Company's Atlanta operations and will be referred to as "Atlanta" issues.

The Company's location in Des Moines, Iowa primarily administers the Company's crop insurance business which, on a premium volume basis, represents roughly 50% of the Company's total business. The Company's corporate headquarters is located in Indianapolis and the Company's Indianapolis location also houses non-standard automobile business operations which, on a premium volume basis, account for roughly 25% of the Company's non-standard automobile business. The Company's Atlanta location (including Tampa), administers the remainder of the Company's non-standard automobile business.

The Year 2000 Project ("Project") addresses the inability of various computer software and hardware (both internal and external to the Company) to distinguish between the year 1900 and the year 2000. In 1996, the Company initiated an effort to replace its hardware and software systems to reap the operational efficiencies of state of the art processing systems. This effort came as a result of the Company's decision to replace the mainframe system in Indianapolis and wean the Company from a third party contractor processing arrangement in Atlanta. As the Company began to prepare for Y2K issues during the time it was in the midst of its operating systems conversion and upgrade, the Company set forth on a course to identify Y2K items and issues, assign a priority for those items identified, test solutions, and design contingency plans.

Readiness

                          Corporate Wide Infrastructure
The Company relies on third party vendors for many things, such as electric utility supply, water, telephone service, banking services, investment management, and reinsurance, among other things. The Company began inquiring of such third party infrastructure vendors regarding their Y2K readiness in July, 1998. These inquiries took the form of written requests for responses from such third party vendors which would detail their Y2K preparedness. The Company has received written assurance from each of its material third party infrastructure vendors that their respective Y2K preparations are complete and that the Company should not anticipate a material disruption in service from such infrastructure vendors.

Further, the Company has examined its internal infrastructure systems (e.g. telephone system, HVAC, security systems) and has successfully completed the necessary remediation of such internal infrastructure systems.

The Company has also prepared and implemented documented standards with respect to all new equipment purchases and the Company now receives a letter of certification from the manufacturers of such equipment that their products are Y2K compliant.

                                   Des Moines
The Company's Des Moines location has completed its Y2K Project and its preparation is now complete.

                                     Atlanta
The Company has replaced its policy administration and claims systems by converting to Y2K compliant systems. These new policy administration and claims systems are currently operational for all new business written by the Company's Atlanta facility. There are, however, approximately 24,000 insurance policies which are currently maintained on a non-Y2K compliant policy administration system provided by an unrelated third party. The policies maintained on this non-Y2K compliant system represent approximately 18% of the policy count currently administered by the Company's Atlanta operations. Given the nature of the policy term of these 24,000 insurance policies, the Company expects the policies to be beyond their term as of December 31, 1999 and it is the Company's intention that if such policies are quoted for renewals, if any, that such renewals will be processed on Atlanta's Y2K compliant policy administration system. As an interim step, the Company has arranged for such unrelated third party to store inactive policy data while providing the Company access to such data on a fee basis. A data warehouse is currently being developed by the Company for such inactive policy data, with an expected completion date of June 1, 2000. Ongoing operations of the Company will not be affected by the warehousing of such inactive policy data. Further, there are approximately 6,100 claims which are currently being administered on Atlanta's non-Y2K compliant claims system. The claims which are currently being administered on Atlanta's non-Y2K compliant claims system represent approximately 60% of Atlanta's total pending claim count, which will decrease during the balance of 1999.

The Company's Atlanta operation must migrate data from its non-Y2K compliant legacy systems (policy administration and claims) and the Company is currently in the process of writing the program which will allow this conversion. The data requirements of both the legacy system and the Company's new Y2K compliant policy administration and claims system have been identified and the data differences between such systems have also been identified. The Company is currently developing the program logic to move claims information to its Y2K compliant platform. The Company must complete the transfer logic and then test and correct the results and output. The Company estimates that it will complete the development of the data conversion logic by October 15, 1999 and the Company has established an aggressive goal of completing the data conversion for the Company's claims system to its Y2K compliant platform by November 30, 1999. However, there can be no assurance that the Company will meet this target or will have completed the Atlanta data conversion by December 31, 1999. The ability of the Company to complete this conversion is dependent upon, among other things, the availability of external resources which are primarily in the form of third party programmers.

                                  Indianapolis
The Company anticipated that the conversion of its non-Y2K compliant policy administration system would be completed by June 30, 1999. However, in early June, 1999, the Company determined that it would reap significant future operational efficiencies by installing the Company's Y2K compliant policy administration system from its Atlanta operations in Indianapolis. In addition to significant operational efficiencies, the Company determined that it would reap significant benefits from having all of its automobile insurance operations on the same policy administration system. Therefore, the Company's prior effort with respect to conversion of its Indianapolis policy administration system was discontinued.

Given the fact that the Company's Indianapolis and Atlanta locations do not service the same states, for the necessary policy administration conversions to occur, variations which are unique to each state with which the Indianapolis location deals must be separately programmed into the Y2K compliant policy administration system being imported from the Company's Atlanta location.
Currently, programming is underway to add the various state-specific requirements of those states with which the Indianapolis location deals. The Company anticipates that, as soon as each states' programming is completed, it will be brought on-line while programming continues on other Indianapolis states. The Company believes that such state specific programming will be completed (including testing) by October 31, 1999. The hardware necessary for the Company's Indianapolis policy administration conversion has been acquired and is Y2K compliant.

The Company has completed installation of its Y2K compliant Atlanta claims system in its Indianapolis location and, as of August, 1998, began administering all new claims in its Indianapolis location on this new Y2K compliant system. The Company has also developed a program to allow its new Y2K compliant claims system to access policy data from its non-Y2K compliant policy administration system (which is in the process of being replaced). This program is currently in the test phase. The Company believes that the program currently being tested to allow the new Y2K compliant claims system to access old policy data will be operational by September 30, 1999. There are currently approximately 2,300 open claims out of a total of approximately 6,850 open claims that are currently being administered by the Company's non-Y2K compliant Indianapolis legacy claims system. Further, the Company is in the process of completing the necessary programming to allow its new Y2K compliant claims system to administer those claims which are currently being administered on the Company's non-Y2K compliant claims system. The Company estimates that this programming will be completed (including testing) by September 30, 1999.

The Company recognizes the challenges it faces regarding the completion of the installation of the Atlanta policy administration system in Indianapolis, the conversion of the Indianapolis policy administration data to a Y2K compliant platform and the conversion of those claims which are currently maintained on a non-Y2K compliant platform to the Company's new Y2K compliant claims system. Recognizing those challenges, the Company is developing an alternative plan with respect to its legacy systems, which includes the upgrading of its hardware, operating software and completing the remediation of its current policy administration software. The Company is currently proceeding with the development both of its primary effort as well as this alternative. The Company estimates that this alternative will be complete and operational by November 30, 1999. There can, however, be no assurance that the Company will have completed any of the steps outlined with respect to the Indianapolis portion of the Project by the dates noted or that it will have completed the necessary Indianapolis Project by December 31, 1999.

Year 2000 Costs
The Company considers the costs associated with the Project to be material. The Company estimates that, to date, it has spent approximately $7.0 Million towards completion of the Project. Further, the Company estimates that approximately $2.0 Million of additional funds will be required to complete the Project. The Company anticipates that it will pay for these costs from current funds.

Risks
Given its state of preparedness, the Company does not feel that there are material Y2K related risks with respect to either its Des Moines facility or the services to be provided by third party infrastructure vendors. Further, the Company does not feel that there is a material risk to its business or operations from Y2K issues associated with internal infrastructure.

                                     Atlanta
With respect to Atlanta, the most reasonably likely worst case scenario would have the Company failing to complete the necessary data conversion from its legacy claims systems to its Y2K compliant claims systems. If this were to occur, this would require that the claims payments be handled manually and would require a small addition to staff.

                                  Indianapolis
The  most  reasonably  likely  worst  case  scenario   involving  the  Company's
Indianapolis operations is that the Company is unable to complete the installation of its Y2K compliant policy administration system and fail to successfully convert policy administration and claims data from its non-Y2K compliant legacy policy administration and claims systems, which the company does not consider to be the case. If this were to occur, the Company would be unable to process roughly 25% of its non-standard automobile insurance business and it would lose the ability to administer existing policies in an automated environment.

                                     General
In the event that the Company's efforts are unsuccessful and/or that one or more of the Company's critical internal systems should not properly recognize January 1, 2000 and subsequent dates, the following could occur, any of which could have a material adverse impact on the operations of the Company;

         Service to the Company's customers in the Indianapolis operations could deteriorate to the point that a substantial number of the Company's customers move their business to another company;

         The Company may be unable to process its new business in the Indianapolis operations or pay certain older claims in a cost effective manner;

         The Company may be unable to fulfill, on a timely basis, its obligations to its customers, regulatory authorities, and or contingencies;

         The Company may be unable to fulfill, on a timely basis, various contractual obligations; and

         The Company may suffer unintended, indirect consequences in that efforts to deal with issues caused by the failure to complete the Project may divert resources from other areas or phases of the Company's operations.

Contingency Plans

                                     Atlanta
The Company is currently assessing the feasibility of other alternatives to its stated plan and is developing a contingency plan.

                                  Indianapolis
The Company is currently assessing the feasibility of other alternatives and is developing a contingency plan.

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

                 In 1998, the Company's IGF Insurance Company subsidiary issued insurance policies on certain agricultural business interruption risks ("AgPI(R)"). Please see note 8. Certain of these policy holders have recently instituted litigation or filed for arbitration of their claim. In each instance, the Company's IGF Insurance Company subsidiary has been named as a defendant. To date, three lawsuits have been filed by a total of seven policyholders and three policyholders have instituted arbitration. Further, the Company (through its IGF subsidiary), has instituted two declaratory actions against two policyholders to help determine the Company's obligations with respect to such policyholders. The Company feels it has a strong legal position with respect to these AgPI(R) lawsuits and arbitrations and the Company is vigorously defending these matters.

                 These lawsuits and arbitrations have been instituted after June 30, 1999 and, consequently, each matter is in an early stage of development. The Company feels its financial reserves for these lawsuits and arbitrations are sufficient to cover the resulting liability, if any, that may arise from these matters. However, there can be no assurance that the Company's total liability from AgPI(R) liability that may be in excess of current AgPI(R) financial reserves will not be material to the Company, taken as a whole.

ITEM 2.          CHANGES IN SECURITIES
                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
                 None

ITEM 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 None

ITEM 5.          OTHER INFORMATION
                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
                 The Company filed an 8-K on August 26, 1999 regarding the filing of an amended 10-Q for the quarterly period ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 27, 1999           By: /s/ Alan G. Symons
                                    Alan G. Symons
                                    Chief Executive Officer



Dated: August 27, 1999           By: /s/ Thomas R. Kaehr
                                     Thomas R. Kaehr
                                     Vice President, Treasurer and
                                     Chief Financial Officer

GORAN CAPITAL INC. - Consolidated                                 Exhibit 11.01
Analysis of Earnings Per Share

                                                                          Six                       Six
                                                                     Months Ended               Months Ended
                                                                     June 30, 1999              June 30, 1998

Average Price (US $)                                                   $9.07        (A)            $27.88

Proceeds from Exercise of Warrants and Options (US $)                $6,608,811     (B)          $15,360,402
                                                                      =========                   ==========
Shares Repurchased - Treasury Method                                    728,527   (B)/(A)            550,947
                                                                        =======                      =======
Shares Outstanding - Weighted Average                                 5,876,398                    5,819,049

Add:  Options and Warrants Outstanding                                  682,572                      802,304

Less:  Treasury Method - Shares Repurchased                            (728,527)                    (550,947)
                                                                      ---------                    ---------
Shares Outstanding for US GAAP Purposes                               5,830,443      (C)           6,070,406
                                                                      =========                    =========
Net Earnings in Accordance with US GAAP                             $(5,716,000)     (D)          $8,292,000
                                                                      =========                    =========
Earnings Per Share - US GAAP - Basic                                     $(0.97)                       $1.42
                                                                           ====                         ====
Earnings Per Share - US GAAP - Fully Diluted                             $(0.97)   (D)/(C)             $1.37
                                                                           ====                         ====