Form 10-K
period 1999-12-31
GORAN CAPITAL INC
filed 2000-04-18
CIK 925600

FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1999.

(   )    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File Number:000-24366

                               GORAN CAPITAL INC.
             (Exact name of registrant as specified in its charter)

         CANADA                                                  Not Applicable
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         Incorporation or organization)

         2 Eva Road, Suite 200
         Etobicoke, Ontario  Canada                                    M9C 2A8
         (Address of Principal Executive Offices)                     (Zip Code)

         Registrant's telephone number, including area code:
                                                         (416) 622-0660 (Canada)
                                                         (317) 259-6300 (USA)

Securities registered pursuant to Section 12(b) of the Act: Common Shares

Securities registered pursuant to Section 12(g) of the Act:      None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of the 2,834,654 shares of the Registrant's common stock held by non-affiliates, as of April 3, 2000 was $4,960,645.

         The number of shares of common stock of the Registrant, without par value, outstanding as of April 3, 2000 was 5,876,398.

Exchange Rate Information

     The Company's accounts and financial statements are maintained in U.S. Dollars. In this Report all dollar amounts are expressed in U.S. Dollars except where otherwise indicated.

         The following table sets forth, for each period indicated, the average rates for U.S. Dollars expressed in Canadian Dollars on the last day of each month during such period, the high and the low exchange rate during that period and the exchange rate at the end of such period, based upon the noon buying rate in New York City for cable transfers in foreign currencies, as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate").

Foreign Exchange Rates
U.S. to Canadian Dollars

For The Years Ended December 31,


                                1995       1996       1997      1998      1999
Average                         .7287      .7339     .7222     .6745      .6724
Period End                      .7325      .7301     .6995     .6532      .6929
High                            .7456      .7472     .7351     .7061      .6929
Low                             .7099      .7270     .6938     .6376      .6625

Accounting Principles

The financial information contained in this document is stated in U.S. Dollars and is expressed in accordance with US Generally Accepted Accounting Principles unless otherwise stated.

GORAN CAPITAL INC.
ANNUAL REPORT ON FORM 10-K
December 31, 1999


PART I                                                                   PAGE

Item 1.      Business                                                     4

Item 2.      Properties                                                   35

Item 3.      Legal Proceedings                                            36

Item 4.      Submission of Matters to a Vote of Security Holders          37


PART II

Item 5.      Market for Registrant's Common Equity and Related
             Shareholder Matters                                          38

Item 6.      Selected Consolidated Financial Data                         38

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    38

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk   38

Item 8.      Financial Statements and Supplementary Data                  38

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                     39


PART III

Item 10.     Directors and Executive Officers of the Registrant           39

Item 11.     Executive Compensation                                       39

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management                                        39

Item 13.     Certain Relationships and Related Transactions               39


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                                      47


SIGNATURES                                                                46

PART I

ITEM 1 - BUSINESS

Please refer to "Forward-Looking Statement" following the Index in front of this Form 10-K.

Overview of Business Segments

         Goran Capital Inc. ("Goran" or the "Company") is a Canadian federally incorporated holding company principally engaged in the business of underwriting property and casualty insurance through its insurance subsidiaries Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"), which maintain their headquarters in Indianapolis, Indiana, Atlanta, Georgia and Des Moines, Iowa, respectively. Goran owns approximately 67.2% of a U.S. holding company, Symons International Group, Inc. ("SIG"). SIG owns IGF Holdings, Inc. ("IGFH"), Superior Insurance Group Management, Inc. ("Superior Group Management") (formerly, GGS Management Holdings, ("GGS Holding") and Superior Insurance Group, Inc. ("Superior Group") (formerly, GGS Management, Inc. ("GGS")) which are the holding company and management company for the insurance subsidiaries. The Company's other subsidiaries include Granite Reinsurance Company Ltd. ("Granite Re", Granite Insurance Company ("Granite"), a Canadian federally licensed insurance company and Symons International Group, Inc. - Florida ("SIGF"), a surplus lines underwriter located in Florida. In 1997, the Company announced its intention to discontinue the operations of SIGF with a sale of such operations completed effective January 1, 1999.

         Granite Re is a specialized reinsurance company that underwrites niche products such as nonstandard automobile, crop, property casualty reinsurance and offers ( on a non-risk bearing, fee basis), rent-a-captive faciliaties for Bermudian, Canadian and U.S. reinsurance companies.

         Through a rent-a-captive program, Granite Re offers the use of its capital and its underwriting facilities to write specific programs on behalf of its clients, including certain programs ceded from IGF and Pafco. Granite Re alleviates the need for its clients to establish their own insurance company and also offers this facility in an offshore environment.

         Granite sold its book of business in January 1990 to an affiliate which subsequently sold to third parties in June 1990. Granite currently has approximately 10 outstanding claims and maintains an investment portfolio sufficient to support those claim liabilities which will likely be settled between now and the year 2002.

Nonstandard Automobile Insurance

         Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies. Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies, which are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risk. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Products

         The Company offers both liability and physical damage coverage in the insurance marketplace, with policies having terms of three to twelve months. Most nonstandard automobile insurance policyholders choose the basic limits of liability coverage which, though varying from state to state, generally are $25,000 per person and $50,000 per accident for bodily injury to others and in the range of $10,000 to $20,000 for damage to other parties' cars or property.

         The Company offers several different policies which are directed toward different classes of risk within the nonstandard market. The Superior Choice policy covers insureds whose prior driving record, insurability and other relevant characteristics indicate a lower risk profile than other risks in the nonstandard marketplace. The Superior Standard policy is intended for risks which do not qualify for Superior Choice but which nevertheless present a more favorable risk profile than many other nonstandard risks. The Superior Specialty policies cover risk which do not qualify for either the Superior Choice or the Superior Standard policies.

Marketing

         The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Virginia, Indiana and Georgia. The Company also writes nonstandard automobile insurance in fifteen additional states. The Company selects states for expansion or withdrawal based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition, capitalization of its companies and the regulatory climate. The following table sets forth the geographic distribution of gross premiums written for the Company for the periods indicated.


Goran Capital Inc.
Year Ended December 31,
(in thousands)


State                                                     1997       1998      1999
                                                        --------   --------   -------

Arizona                                                 $   --     $  6,228   $ 10,912

Arkansas                                                   1,539      1,383        804

California                                                59,819     48,181     29,993

Colorado                                                   9,865      8,115      8,238

Florida                                                  141,907    107,746     67,459

Georgia                                                   11,858     21,575     22,945

Illinois                                                   3,541      2,908      1,795

Indiana                                                   17,227     18,735     23,599

Iowa                                                       7,079      6,951      4,028

Kentucky                                                   9,538      8,108      5,768

Mississippi                                                2,830      5,931      3,515

Missouri                                                   9,705      8,669      4,555

Nebraska                                                   6,613      6,803      3,846

Nevada                                                     4,273      8,849      6,954

Ohio                                                       3,731      2,106      2,096

Oklahoma                                                   3,418      3,803      1,921

Oregon                                                     2,302      6,390     12,394

Tennessee                                                   --        1,443      6,840

Texas                                                      7,192      7,520      2,641

Virginia                                                  21,446     22,288     15,470

Washington                                                    32          5       --
-----------------------------------------------------   --------   --------   -------

Total                                                   $323,915   $303,737   $235,773
                                                        ========   ========   =======

         The Company markets its nonstandard products exclusively through approximately 7,000 independent agencies. The Company has several territorial managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

         The Company attempts to foster strong service relationships with its agencies and customers. The Company has automated certain marketing, underwriting and administrative functions and has allowed on-line communication with its agency force. In addition to delivering prompt service while ensuring consistent underwriting, the Company offers rating software to its agents in some states which permits them to evaluate risks in their offices.

         Most of the Company's agents have the authority to sell and bind insurance coverages in accordance with procedures established by the Company, which is a common practice in the nonstandard automobile insurance business. The Company reviews all coverages bound by the agents promptly and generally accepts coverages which fall within its stated underwriting criteria. In most jurisdictions, the Company has the right within a specified time period to cancel any policy even if the risk falls within its underwriting criteria. The Company compensates its agents by paying a commission based on a percentage of premiums produced.

         The Company believes that having five individual companies licensed in various states allows the Company the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation. The Company intends to continue the expansion of the marketing of its multi-tiered products into other states and to obtain multiple licenses for its subsidiaries in these states to permit maximum flexibility in designing commission structures.

Underwriting

         The Company utilizes many factors in determining its rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of convictions or accidents, limits of liability, deductibles, and, where allowed by law, age, sex and marital status of the insured. The rate approval process varies from state to state; some states, such as Indiana, Colorado, Florida, Kentucky and Missouri, allow filing and immediate use of rates, while others, such as Arkansas and California, require approval by the state's insurance department prior to the use of the rates.

         Underwriting results of insurance companies are frequently measured by their combined ratios. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are generally considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion on the combined ratio.

         In an effort to maintain and improve underwriting profits, the territorial managers monitor loss ratios of the agencies in their regions and meet periodically with the agencies in order to address any adverse trends in loss ratios.

Claims

         The Company's nonstandard automobile claims department handles claims on a regional basis from its Indianapolis, Indiana; Atlanta, Georgia; Tampa, Florida and Orange, California locations.

         The Company retains independent appraisers and adjusters for estimation of physical damage claims and limited elements of investigation. The Company uses the Audapoint, Audatex and Certified Collateral Corporation computer programs to verify, through a central database, the cost to repair a vehicle and to eliminate duplicate or "overlap" costs from body shops. Autotrak, which is a national database of vehicles, allows the Company to locate vehicles nearly identical in model, color and mileage to the vehicle damaged in an accident, thereby reducing the frequency of disagreements with claimants as to the replacement value of damaged vehicles.

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

Reinsurance

         The Company follows the customary industry practice of reinsuring a portion of its risks and paying for that protection based upon premiums received on all policies subject to such reinsurance. Insurance is ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large losses, including catastrophic losses. Although reinsurance does not legally discharge the ceding insurer from its primary obligation to pay the full amount of losses incurred under policies reinsured, it does render the reinsurer liable to the insurer to the extent provided by the terms of the reinsurance treaty. As part of its internal procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and that they can meet their obligations to the Company under the terms of the reinsurance treaties.

         In 1999, Pafco and Superior maintained casualty excess of loss reinsurance on their its nonstandard automobile insurance business covering 100% of losses on an individual occurrence basis in excess of $200,000 up to a maximum of $5,000,000.

         Amounts recoverable from reinsurers relating to nonstandard automobile operations as of December 31, 1999 follows:


                                                                                 Reinsurance Recoverables

Reinsurers                                                  A.M. Best Rating     as of December 31, 1999 (1)

Constitution Reinsurance Corporation (2)                           A+                          1,492
Lloyds of London                                               Not Rated                         818
Trans Atlantic Reinsurance Corporation (2)                        A++                          1,062

          (1) Only recoverables greater than $200,000 are shown. Total nonstandard automobile reinsurance recoverables as of December 31, 1999 were approximately $4,752,00.

         (2) An A.M.  Best  Rating of "A++" is the  highest  of 15  ratings.
             An A.M.  Best  Rating  "A+" is the  second  highest of 15  ratings

         On April 29, 1996, Pafco also entered into a 100% quota share reinsurance agreement with Granite ("Granite Re"), whereby all of Pafco's commercial business from 1996 and thereafter was ceded effective January 1, 1996. This agreement was in effect during 1999.

         Effective January 1, 2000, Pafco, Superior and IGF entered into an automobile quota share agreement with National Union Fire Insurance Company of Pittsburgh (A.M. Best rated A++). The amount of cession is 40% for Pafco and 20% for Superior and 0% for IGF for all new business, renewal business and in force unearned premium reserves. This treaty is subject to the approval of the applicable departments of insurance. If the departments of insurance do not approve of this arrangement, the Company may need to adjust its premium writings to comply with the required writings to statutory surplus ratios.

         Neither Pafco nor Superior has any facultative reinsurance with respect to its nonstandard automobile insurance business.

Competition

         The Company competes with both large national and smaller regional companies in each state in which it operates. The Company's competitors include other companies which, like the Company, serve the agency market, as well as companies which sell insurance directly to customers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and, potentially, reduced acquisition costs. The Company's primary competitors are Progressive Casualty Insurance Company, Guaranty National Insurance Company, Integon Corporation Group, Deerbrook Insurance Company (a member of the Allstate Insurance Group) and the companies of the American Financial Group. Generally, these competitors are larger and have greater financial resources than the Company. The nonstandard automobile insurance business is price sensitive and certain competitors of the Company have, from time to time, decreased their prices in an apparent attempt to gain market share. The most recent two years have seen severe price competition for nonstandard automobile insurance.

Recent Developments

         After experiencing continued operating losses in its nonstandard automobile operations throughout 1999, the Company decided to, in the latter part of 1999, implement significant changes in its auto operations to effect improvement in its operating results. Effective January 10, 2000 the Company engaged Gene Yerant as the President of its nonstandard automobile operations. Mr. Yerant's focus in his position with the Company is to return the auto operations to profitability by improving efficiency and effectiveness in all aspects of the operation. Since his engagement, Mr. Yerant has effected a number of management changes designed to improve operations, including the hiring of a new Chief Information Officer, a new Vice President of Marketing and Product Management for the auto operations and certain other key claims and operating positions.

Crop Insurance

General

         The two principal components of the Company's crop insurance business are multiple-peril crop insurance (MPCI) and private named peril, primarily crop hail insurance. Crop insurance is purchased by farmers to reduce the risk of crop loss from adverse weather and other uncontrollable events. Farms are subject to drought, floods and other natural disasters that can causes widespread crop losses and, in severe case, force farmers out of business.
Historically, one out of every twelve acres planted by farmers has not been harvested because of adverse weather or other natural disasters. Because many farmers rely on credit to finance their purchases of such agricultural inputs as seed, fertilizer, machinery and fuel, the loss of a crop to a natural disaster can reduce their ability to repay these loans and to find sources of funding for the following year's operating expenses.

Industry Background

         MPCI was initiated by the U.S. Federal government in the 1930s to help protect farmers against loss of their crops as a result of drought, floods and other natural disasters. In addition to MPCI, farmers whose crops are lost as a result of natural disasters have, in the past, occasionally been supported by the federal government in the form of ad hoc relief bills providing low interest agricultural loans and direct payments. Prior to 1980, MPCI was available only on major crops in major producing areas. In 1980, the U.S. Congress expanded the scope and coverage of the MPCI program. In addition, the delivery system for MPCI was expanded to permit private insurance companies and licensed agents and brokers to sell MPCI policies. Further, the Federal Crop Insurance Corporation
(FCIC), a United States Department of Agriculture (USDA) department, was authorized to reimburse participating companies for their administrative expenses and to provide federal reinsurance for a portion of the risk assumed by such private companies.

         Due to a combination of low participation rates in the MPCI program and large federal payments on both crop insurance (with an average loss ratio of 147%) and ad hoc disaster payments since 1980, the U.S. Congress has, since 1990, enacted major reform of its crop insurance and disaster assistance policies.

         The 1994 Reform Act required farmers for the first time to purchase at least catastrophic (CAT) coverage (i.e., the minimum available level of MPCI providing coverage for 50% of farmers' historic yield at 60% of the price per unit for such crop set by the FCIC dropping to 55% of the price in 1999) in order to be eligible for other federally sponsored farm benefits, including, but not limited to, low interest loans and crop price supports. The 1994 Reform Act also authorized the marketing and selling of CAT coverage by the local USDA field offices which has since been eliminated by the Federal Agriculture Improvement and Reform Act of 1996 ("the 1996 Fair Act"). The 1996 Fair Act, signed into law by President Clinton in April 1996, also eliminated the linkage between CAT coverage and qualification for certain federal farm program benefits.

         In June 1998, President Clinton signed the Agricultural Research, Extension and Education Reform Act of 1998 into law ("Ag Research Act"). The Ag Research Act contained a number of changes in the crop insurance program, the largest of which was the conversion of funding for the MPCI Expense
Reimbursement subsidy that had previously been 50% permanent (mandatory spending) under the federal budget and 50% discretionary (dependent on annual Congressional appropriations) to 100% permanent/mandatory funding.

         Other changes impacted by the Ag Research Act included a reduction in the rate of MPCI Expense Reimbursement from the general 27.0% in the 1998 reinsurance year to 24.5% in 1999 and thereafter. The reinsurance terms through 2001 under the Standard Reinsurance Agreement (SRA) offered by the FCIC were also frozen for subsequent reinsurance years. Two other changes were made related to the CAT level of insurance under the MPCI program. The law significantly changed the administrative fee structure attached to such policies (farmers pay no premium, only administrative fees for CAT). The previous $50 per crop per county (with $200/county, $600 overall limit) was changed to the higher of $50 or 10% of the imputed premium for such policies plus $10. Further, no part of the fees would be retained by the participating reinsured company any longer (previously up to $100 per county could be retained). Starting in 1999, all fees would be remitted directly to the federal government rather than partially retained by the Company. The 10% imputed premium charges; however, was eliminated before it was implemented and the law reverted to essentially a $60 fee per policy without limits per county. In addition, the Ag Research Act lowered the CAT Loss Adjustment Expense (LAE) Reimbursement from approximately 14.1% of imputed premium in 1998 to 11.0% of premium in 1999 and succeeding years.

         In October 1998, President Clinton signed the Fiscal Year 1999 Omnibus Consolidated and Emergency Supplemental Appropriations Act into law. This provided a total of $2.375 billion in disaster assistance to help producers weather 1998 and multi-year disasters. Any producer receiving a payment under that program who did not have crop insurance in 1998 will be required to secure coverage (CAT or MPCI Buy-up coverages above 50%) for the 1999 and 2000 crop years. In addition, on December 12, 1998, President Clinton and the USDA announced that $400 million of the $2.375 billion would be set aside as a 1999 crop year crop insurance premium incentive to encourage producers to secure additional coverage on their 1999 crop. This was set at 30% of the farmer-paid portion of the crop insurance premium. Furthermore, on January 8, 1999, the FCIC announced that it would accept additional applications for insurance or accept changes in insurance coverage from producers for their 1999 crops (2000 crop of citrus) in cases where sales closing dates had already passed. It would also extend upcoming spring application periods across the country to allow producers additional time to take advantage of the premium incentive. Additional options for allowing the reinsured companies to manage the risk associated with these actions were also provided.

         In October 1999, Congress once again provided additional ad hoc disaster monies ($1.386 billion) to farmers for losses suffered in 1999. This same legislation (Public Law No. 106-78) provided $400 million to continue the extra premium incentive provided by the 1998 Emergency Supplemental Appropriations Act. However, due to the very positive farmer response nationwide to the 1999 30% extra incentive; the 2000 extra incentive was set at 25% initially to avoid over-subscription. In addition, the State of Pennsylvania has added its own subsidy in addition to the U.S. federal subsidy for farmer-residents buying crop insurance as an added incentive to manage their risks.

         Finally, proposals for further changes in the crop insurance program are currently being debated in Congress. The main thrust of these proposals is to permanently change the law to build in premium subsidies equal to or in excess of the net subsidy afforded by the existing law plus the 30% supplemental subsidy provided in the 1999 crop year. Crop reform bills have passed both the U.S. House of Representatives and the U.S. Senate and are currently in conference. The House bill does contain proposed further reductions in administrative income for reinsured companies, the Senate bill does not.

         Thus, while the 1998 Research Act provided permanent administrative funding at the expense of reduced administrative rates and fee income, the additional premium incentives provided in 1999 and 2000 have afforded the Company the opportunity to offset the decreased income that would otherwise have resulted. This is due to the fact that the increased premium incentives resulted in more producers buying higher levels of coverage (higher premiums are associated with higher levels of coverage and thus higher administrative income that is a function of premium) and the additional disaster monies increased the insureds' capabilities to pay their premiums in an otherwise economically struggling farm sector. The Company also continues to build on initiatives outside the federal program that create fee-based income and to reduce costs where possible as a means to offset prior reimbursement reductions and any additional ones that may occur. While the Company believes its effort can more than offset administrative income reductions, there is no assurance that the Company will be successful or that further reductions in federal reimbursements will not continue to occur.

Products

         MPCI is a federally subsidized program which is designed to provide participating farmers who suffer insured crop damage with funds needed to continue operating and plant crops for the next growing season. All of the material terms of the MPCI program and the participation of private insurers, such as the Company, in the program are set by the FCIC under applicable law. MPCI provides coverage for insured crops against substantially all natural adverse weather perils. Purchasing an MPCI policy permits a farmer to insure against the risk that his crop yield for any growing season will be less than 50% to 75%, and in some areas 85%, (as selected by the farmer at the time of policy application or renewal) of his historic crop yield. If a farmer's crop yield for the year is greater than the yield coverage he selected, no payment is made to the farmer under the MPCI program. However, if a farmer's crop yield for the year is less than the yield coverage selected, MPCI entitles the farmer to a payment equal to the yield shortfall multiplied by 60% to 100% of the price for such crop (as selected by the farmer at the time of policy application or renewal) for that season as set by the FCIC.

         In order to encourage farmers to participate in the MPCI program and thereby reduce dependence on traditional disaster relief measures, the 1996 Reform Act established CAT coverage as a new minimum level of MPCI coverage, which farmers may purchase upon payment of a fixed administrative fee of $60 per policy instead of any premium. As of 1999, CAT coverage insures 50% of historic crop yield at 55% of the FCIC-set crop price for the applicable commodities standard unit of measure, i.e., bushel, pound, etc. CAT coverage can be obtained from private insurers such as the Company.

         In addition to CAT Coverage, MPCI policies that provide a greater level of protection than the CAT coverage level are also offered and are referred to as "Buy-up Coverage". Most farmers purchasing MPCI have historically purchased at Buy-up Coverage levels, with the most frequently sold policy providing coverage for 65% of historic crop yield at 100% of the FCIC-set crop price per bushel. Buy-up Coverages require payment of a premium in an amount determined by a formula set by the FCIC. Buy-up Coverage can only be purchased from private insurers. The Company focuses its marketing efforts on Buy-up Coverages which have higher premiums.

         The Company, like other private insurers participating in the MPCI program, generates revenues from the MPCI program in two ways. First, it markets, issues and administers policies, for which it receives administrative fees; and second, it participates in a profit-sharing arrangement in which it receives from the government a portion of the aggregate profit. However, the Company may pay a portion of the aggregate loss, in respect of the business it writes, if the losses are significant.

         The Company's share of profit or loss on the MPCI business it writes is determined by a complex profit sharing formula established by the FCIC. Under this formula, the primary factors that determine the Company's MPCI profit or loss share are (i) the gross premiums the Company is credited with having written, (ii) the amount of such credited premiums retained by the Company after ceding premiums to certain federal reinsurance pools and (iii) the loss experience of the Company's insureds.

         The Company also offers several types of revenue coverage in the federal program, the most popular of which is Crop Revenue Coverage ("CRC"). In contrast to standard MPCI coverage, which features a yield guarantee or coverage for the loss of production, revenue coverage provides the insured with a guaranteed revenue stream by combining both yield and price variability protection. Such policies protect against a grower's loss of revenue resulting from fluctuating crop prices and/or low yields by providing coverage when any combination of crop yield and price results in revenue that is less than the revenue guarantee provided by the policy. For 1999 revenue based policies represented approximately 20% of all of the Company's MPCI policies.

         In addition to MPCI (including CRC and several other lower volume revenue plans), the Company offers stand alone crop hail insurance, which insures growing crops against damage resulting from hailstorms and which involves no federal participation. The stand alone crop hail line of reinsurance has a proprietary HAILPLUS(R) product which combines the application and underwriting process for MPCI and hail coverages. The HAILPLUS(R) product tends to produce less volatile loss ratios than the stand alone product since the combined product generally insures a greater number of acres, thereby spreading the risk of damage over a larger insured area. Approximately 37% of IGF's hail policies are written in combination with MPCI. Although both crop hail and MPCI provide insurance against hail damage, the private crop hail coverages allow the farmers to receive payments for hail damage which would not be severe enough to require a payment under an MPCI policy. The Company believes that offering crop hail insurance enables it to sell more MPCI policies than it otherwise would.

         The Company also sells a small volume of insurance against crop damage from other specific named perils. These products cover specific crops, including hybrid seed corn, cranberries, cotton, sugar cane, sugar beets, citrus, tomatoes and timber and are generally written on terms that are specific to the kind of crops and farming practices involved and the amount of actuarial data available. The Company plans to seek potential growth opportunities in this niche market by developing basic policies on a diverse number of named crops grown in a variety of geographic areas. The Company's experienced product development team will develop the underwriting criteria and actuarial rates for the named peril coverages. As with the Company's other crop insurance products, loss adjustment procedures for named peril policies are handled by full-time professional claims adjusters who have specific agronomy training with respect to the crop and farming practice involved in the coverage.

         IGF has launched a pilot program in Iowa and Illinois for the 2000 crop year entitled IGF Agronomics. Under this new program farmer-clients work hand-in-hand with IGF employed professional agronomists. The agronomist's role is to continually educate producers in ways to lower costs and increase yields. Producers receive information on new pesticides, hybrids, varieties, and genetically modified products; nutrient recommendations; soil testing; management zone setup; equipment calibration assistance; and ongoing education seminars to apprise producers on the latest advancements in agriculture.

         Through IGF Agronomics, the producer has the opportunity to receive a nutrient warranty based on his/her goals and the Company's recommendations. In many instances, the input savings created under the recommended programs will more than pay for the cost of the services. The services include helping the producer compile a professional presentation of his/her farming skills, which could lead to direct tie-ins with end users of specialized crops. Using this service, the Company will become more familiar with producers' wants and needs, resulting in the offering of more tailored insurance products. To the extent the particular clients are also insureds of the Company, the Company also decreases its risk of loss under the underlying insurance policies due to the better management practices employed under the agronomic services provided.

         Other services include soil mapping and soil testing, with interpretation and decision support. The Company works directly with the grower to determine what information and tests are most beneficial, and then performs them on a grid or management-zone basis. The Company will not only give producers the information and maps from these tests, it will help them analyze the data and make recommendations based on prudent economics which give producers the opportunity to reach their greatest net return per acre. The goal is to convert the information to knowledge, which brings producers increased profitability while it brings the Company fee income and better insurance risks to the extent the agronomy client is also an insured.

         The Company's crop subsidiary continues to offer Geo AgPLUS mapping and other services and it has expanded the variety of means by which to generate information for use by farmer-clients. Geo AgPLUS now uses not only use GPS-derived boundaries, but also use digital aerial photos, satellite imagery or other background data, such as scanned Farm Service Agency (a U.S. Department of Agriculture agency) maps. The Geo AgPLUS system can convert producers' yield monitor data into accurate field maps--saving many hours of time and cost from manually operating an ATV to measure field boundaries. All methods of mapping can be used to create accurate and concise maps of producers' operations, providing a familiar visual to look at and use in better managing the farming operation. Geo AgPLUS provides:

o        GPS field boundaries.
o        Remotely digitized boundaries.
o        Yield monitor generated boundaries.
o        Background data for roads, streams, sections, etc.
o        Customized maps to meet customers' needs.

Gross Premiums

         Each year the FCIC sets the formulas for determining premiums for different levels of Buy-up Coverage. Premiums are based on the type of crop, acreage planted, farm location, price per commodity unit of measure for the insured crop as set by the FCIC for that year and other factors. The federal government will generally subsidize a portion of the total premium set by the FCIC and require farmers to pay the remainder. Cash premiums are received by the Company from farmers only after the end of a growing season and are then promptly  remitted  to  the  federal  government.  Although  applicable  federal subsidies change from year to year, such subsidies will range up to approximately 40% of the Buy-up Coverage premium depending on the crop insured and the level of Buy-up Coverage purchased, if any. Federal premium subsidies are recorded on the Company's behalf by the government. For purposes of the profit sharing formula, the Company is credited with having written the full amount of premiums paid by farmers for Buy-up Coverages, plus the amount of any related federal premium subsidies (such total amount, is the "MPCI Gross Premium").

         As previously noted, farmers pay an administrative fee of $60 per policy but are not required to pay any premium for CAT coverage. However, for purposes of the profit sharing formula, the Company is credited with an imputed premium (its "MPCI Imputed Premium") for all CAT Coverages it sells. The amount of such MPCI Imputed Premium credited is determined by a formula set by the FCIC. In general, such MPCI Imputed Premium will be less than 50% of the premium that would be payable for a Buy-up Coverage policy that insured 65% of historic crop yield at 100% of the FCIC-set crop price per standard unit of measure for the commodity (historically the most frequently sold Buy-up Coverage). For income statement purposes under general accepted accounting principles (GAAP), the Company's Gross Premiums Written for MPCI consist only of its MPCI Buy-up Premiums and do not include MPCI Imputed CAT Premiums.

Reinsurance Pools

         Under the MPCI program, the Company must allocate its MPCI Gross Premium or MPCI Imputed CAT Premium in respect of a farm to one of seven federal reinsurance pools, at its discretion. These pools provide private insurers with different levels of reinsurance protection from the FCIC on the business they have written. The seven pools have three fundamental designations; Commercial, Developmental and Assigned Risk. For insured farms allocated to the "Commercial Pool," the Company, at its election, generally retains 50% to 100% of the risk and the FCIC assumes 0% - 50% of the risk; for those allocated to the "Developmental Pool," the Company generally retains 35% of the risk and the FCIC assumes 65% of the risk; and for those allocated to the "Assigned Risk Pool," the Company retains 20% of the risk and the FCIC assumes 80% of the risk. Beginning with the 1998 crop year, separate Developmental and Commercial Funds were provided for CAT and Revenue (i.e., CRC) policies apart from non-revenue Buy-up Coverage. Thus the seven risk funds are Assigned Risk (all types of policies pooled together); CAT Developmental; Revenue Developmental; Other Developmental; CAT Commercial; Revenue Commercial; Other Commercial. There are limitations on the amount of premium that can be placed in the Assigned Risk Fund on a state basis based on historical loss ratios (i.e. 75% of Texas business but only 15% of Iowa business) and policy designations must be made by certain date deadlines. Furthermore, these reinsurance pools are based on a fund-by-state basis. Finally, on the risk retained by the Company, the FCIC provides increasing levels of stop loss protection as the loss ratio increases on a fund-by-state basis such that the FCIC pays 100% of losses that exceed a 500% loss ratio. Thus, a loss in the "Other Commercial" fund in the State of Texas is first potentially offset by a gain in the other six risk funds in which Texas policies were placed before the Texas experience is then blended with experience from the other states. The MPCI Retained Premium, which is the premium left after all cessions are made to FCIC under the SRA within the various risk funds, is then further protected by private third-party stop loss treaties.

         Although the Company in general must agree to insure any eligible farm, it is not restricted in its decision to allocate a risk to any of the seven pools, subject to a minimum aggregate retention of 35% of its MPCI gross premiums and MPCI Imputed CAT Premiums written. The Company uses a historical database to allocate MPCI risks to the federal reinsurance pools in an effort to enhance the underwriting profits realized from this business. The Company has crop yield history information with respect to over 100,000 policies in the United States. Generally, farms or crops which, based on historical experience, location and other factors, appear to have a favorable net loss ratio and to be less likely to suffer an insured loss, are placed in the Commercial Pool. Policies or crops which appear to be more likely to suffer a loss are placed in the Developmental Pool or Assigned Risk Pool. The Company has historically allocated the bulk of its insured risks to the Commercial Pool.

         The Company's share of profit or loss depends on the aggregate amount of MPCI Gross Premium and MPCI Imputed CAT Premium on which the Company retains risk after allocating policies to the foregoing pools (its "MPCI Retained Premium"). As previously described, the Company purchases reinsurance from third parties other than the FCIC to further reduce its MPCI loss exposure.

Loss Experience of Insureds

         Under the MPCI program the Company pays losses to farmers through a federally funded escrow account as they are incurred during the growing season. The Company requests funding of the escrow account when a claim is settled and the escrow account is funded by the federal government within three business days. After a growing season ends, the aggregate loss experience of the Company's insureds in each state for risks allocated to each of the seven reinsurance pools is determined. If, for all risks allocated to a particular pool in a particular state, the Company's share of losses incurred is less than its aggregate MPCI Retained Premium, the Company shares in the gross amount of such profit according to a schedule set by the FCIC's SRA. The profit and loss sharing percentages are different for risks allocated to each of the seven reinsurance pools. Private insurers will receive or pay the greatest percentage of profit or loss for risks allocated to the Commercial Pool. The reinsurance terms contained in the SRA that were last negotiated in 1998 have been frozen in statute for 1999 and subsequent years (7 U.S.C. 1506 note added by Sec. 536 of the 1998 Ag Research Act). There, of course, can be no assurance by the Company that Congress and the President will not change the law. FCIC has extended the 1998 SRA through the 2001 crop/reinsurance year (July 1, 2000 to June 30, 2001).

MPCI Fees and Reimbursement Payments

         The Company receives Buy-up Expense Reimbursement Payments from the FCIC for writing and administering Buy-up Coverage policies. These payments provide funds to compensate the Company for its expenses, including agents' commissions and the costs of administering policies and adjusting claims. For 1999, the Buy-up Expense Reimbursement was set at 24.5% of the MPCI Gross Premium (including CRC which has been reimbursed at approximately 86% of the rate for regular MPCI). For 1999 and succeeding years, the 24.5% rate on MPCI and 21.1% on CRC has been frozen by statute (7 U.S.C. 1506 note added by Sec. 536 of the 1998 Ag Research Act). Although the 1994 Reform Act directs the FCIC to alter program procedures and administrative requirements so that the administrative and operating costs of private insurance companies participating in the MPCI program will be reduced in an amount that corresponds to the reduction in the expense reimbursement rate, there can be no assurance that the Company's actual costs will not exceed the expense reimbursement rate.

         Farmers are required to pay a fixed administrative fee of $60 per policy in order to obtain CAT Coverage. Starting in 1999, the fee was sent to the FCIC, and the Company did not retain any portion of this fee. The Company also receives from the FCIC a separate CAT LAE Reimbursement Payment equal to approximately 11.0% of MPCI Imputed CAT Premiums of each CAT Coverage policy it writes.

         In addition to premium revenues, the Company received the following federally funded fees and commissions from its crop insurance segment for the periods indicated:


         (in thousands)                                                      Year Ended December 31,
                                                                          1997              1998             1999

         CAT Coverage Fees (1)                                            $1,191           $2,346              $--
         Buy-up Expense Reimbursement Payments                            24,788           37,982           38,580
         CAT LAE  Reimbursement  Payments and MPCI Excess LAE
             Reimbursement Payments                                        4,565            6,520            4,273
                                                                           -----            -----            -----
         Total                                                           $30,544          $46,848          $42,853
                                                                         =======          =======          =======

1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations " for a discussion of the accounting treatment accorded to the crop insurance business.

Third-Party Reinsurance

         In order to reduce the Company's potential loss exposure under the MPCI program, the Company purchases stop loss reinsurance from other private reinsurers in addition to reinsurance obtained from the FCIC. In addition, since the FCIC and state regulatory authorities require IGF to limit its aggregate writings of MPCI Premiums and MPCI Imputed Premiums to no more than 900% of capital, and retain a net loss exposure of not in excess of 50% of capital, IGF may also obtain reinsurance from private reinsurers in order to permit it to increase its premium writings. Such private reinsurance would not eliminate the Company's potential liability in the event a reinsurer was unable to pay or losses exceeded the limits of the stop loss coverage. For crop hail insurance, the Company had in effect quota share reinsurance of 68.5% of business for 1999 , although the reinsurer is only liable to participate in losses of the Company up to a 150% pure loss ratio. The Company also has stop loss treaties for its crop hail business which reinsure net losses in excess of an 80% pure loss ratio to 130% at 95% coverage with IGF retaining the remaining 5%. With respect to its MPCI business, the Company has stop loss treaties which reinsure 93.75% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 100% of the Company's MPCI Retained Premium up to 125% of MPCI Retained Premium. The Company also has additional layers of MPCI stop loss reinsurance which covers 100% of the underwriting losses experienced by the Company to the extent that aggregate losses of its insureds nationwide are in excess of 125% of MPCI Retained Premiums up to 185% of MPCI Retained Premium. The Company maintains a 50% quota share reinsurance treaty and a stop loss treaty covering 95% of losses in excess of 100% up to 250% for its named peril products. For 2000, the Company plans to maintain its crop hail and named peril quota share portion.

         Based on a review of the reinsurers' financial health and reputation in the insurance marketplace, the Company believes that the reinsurers for its crop insurance business are financially sound and that they can meet their obligations to the Company under the terms of the reinsurance treaties. Reserves for uncollectible reinsurance are provided as deemed necessary. The following table provides information with respect to ceded premiums in excess of $250,000 on crop hail and named perils and for any affiliates.


         Year Ended December 31, 1999 (1)
         (in thousands, except footnotes)

                                                                      A.M. Best        Ceded
         Reinsurers                                                     Rating        Premiums

         Continental Casualty Insurance Co. (CNA)(2)                      A                9,308

         Muchener Ruckversicherungs-Gesellschaft                      Not Rated           15,740

         Monde Re (3)                                                 Not Rated            1,719

         Partner Reinsurance Company Ltd.                             Not Rated              653

         R & V Versicherung AG                                        Not Rated              664

         Reinsurance Australia Corporation, Ltd. (REAC) (3)           Not Rated            1,719

         Insurance Corp of Hannover (2)                                   A                6,544

         Scandinavian Reinsurance Company Ltd.                        Not Rated              683

1) For the twelve months ended December 31, 1999, total ceded premiums were $209,012,000.

2)       An A.M. Best rating of "A" is the third highest of 15 ratings.
3)       Monde Re is owned by REAC.

         As of December 31, 1999, IGF's reinsurance recoverables aggregated approximately $2,196,000 excluding recoverables from the FCIC and recoverables from affiliates on nonstandard automobile business.

Marketing; Distribution Network

         IGF markets its products to the owners and operators of farms in 46 states through approximately 5,499 agents associated with approximately 2,850 independent insurance agencies, with its primary geographic concentration in the states of Texas, North Dakota, Iowa, Minnesota, Illinois, California, Nebraska, Mississippi, Arkansas and South Dakota. IGF is licensed in 31 states and markets its products in additional states through a fronting agreement with a third-party insurance company. IGF has a stable agency base and it experienced negligible turnover in its agencies in 1999.

         The following table presents MPCI and crop hail premiums written by IGF by state for the periods indicated.


(in thousands)                              Year Ended December 31,                              Year Ended December 31,
                                                                                                                   1998         1999

State                            Crop Hail    MPCI/CAT(1)     Other        Total     Crop Hail    MPCI/CAT(1)     Other        Total


Alabama                          $     83     $  2,714          $--     $  2,797     $    132     $  4,245     $     67     $  4,444

Arkansas                            1,460       11,141         --         12,601        1,823        9,737           20       11,580

California                            661        9,754        7,797       18,212          776        9,207          325       10,308

Colorado                            1,626        3,024            7        4,657        1,199        3,844           24        5,067

Idaho                               2,266        1,332          188        3,786        1,343        1,824          580        3,747

Illinois                            2,409       20,407          151       22,967        2,323       21,295          215       23,833

Indiana                               244        7,031         --          7,275          263       10,163          101       10,527

Iowa                                9,724       16,554         --         26,278        7,161       16,693          124       23,978

Kansas                              1,904        4,703           57        6,664        1,005        4,029         --          5,034

Kentucky                            1,722          672         --          2,394        1,074        2,829            4        3,907

Louisiana                              36        5,486           35        5,557           23        6,033           80        6,136

Michigan                               68        3,107           20        3,195           46        2,479           44        2,569

Minnesota                           4,222       16,017          497       20,736        4,425       16,919          371       21,715

Mississippi                           445       10,382         --         10,827          407        9,078           26        9,511

Missouri                            1,228        5,822         --          7,050          806        5,368           14        6,188

Montana                             4,280        5,338         --          9,618        3,572        4,421           18        8,011

Nebraska                            5,752        6,635         --         12,387        2,060        6,541            5        8,606

North Carolina                      4,770        1,807         --          6,577          926        2,152         --          3,078

North Dakota                       10,131       20,423          254       30,808        4,169       21,913          311       26,393

Oklahoma                              857        2,232         --          3,089          391        2,842          116        3,349

South Dakota                        5,320        6,017         --         11,337        5,556        4,523            7       10,086

Texas                               9,492       35,212          306       45,010        8,646       37,464          419       46,529

Wisconsin                             269        3,219          288        3,776          279        4,383          635        5,297

All Other                           7,229        8,323            3       15,555        5,242       11,472          406       17,120
                                 --------     --------     --------     --------     --------     --------     --------     --------

Total                            $ 76,198     $207,352     $  9,603     $293,153     $ 53,647     $219,454     $  3,912     $277,013
                                 ========     ========     ========     ========     ========     ========     ========     ========

(1) CAT imputed premiums has been included in the totals above. However, for financial reporting requirements, these premiums are not included. For 1999 and 1998, CAT imputed premiums total $39,727 and $50,127.

         The Company seeks to maintain and develop its agency relationships by providing agencies with faster, more efficient service as well as marketing support. IGF owns an IBM AS400 along with all peripheral and networking equipment and has developed its own proprietary software package, AgentPlus(TM), which allows agencies to quote and examine various levels of coverage on their own personal computers. The Company's regional managers are responsible for the Company's field operations within an assigned geographic territory, including maintaining and enhancing relationships with agencies in those territories. IGF also uses application documentation which is designed for simplicity and convenience called HailPlus(TM).

         IGF generally compensates its agents based on a percentage of premiums produced. The Company utilizes a percentage of underwriting gain realized with respect to business produced in specific cases. This compensation structure is designed to encourage agents to place profitable business with IGF.

Underwriting Management

         Because of the highly regulated nature of the MPCI program and the fact that rates are established by the FCIC, the primary underwriting functions performed by the Company's personnel with respect to MPCI coverage are (i) selecting of marketing territories for MPCI based on the type of crops being grown in the area, typical weather patterns and loss experience of both agencies and farmers within a particular area; and (ii) ensuring that policies are underwritten in accordance with the FCIC rules.

         With respect to its crop hail coverage, the Company seeks to minimize its underwriting losses by maintaining an adequate geographic spread of risk by rate group. In addition, the Company establishes sales closing dates after which hail policies will not be sold. These dates are dependent on planting schedules, vary by geographic location and generally range from May 15 in Texas to July 15 in North Dakota. Prior to these dates, crops are either seeds in the ground or young growth newly emerged from the ground and hail damage to crops in either of these stages is minimal. The cut-off dates prevent farmers from adversely selecting against the Company by waiting to purchase hail coverage until a storm is forecast or damage has occurred. For its crop hail coverage, the Company also sets limits by policy ($400,000 each) and by township ($2.0 million per township).

Claims/Loss Adjustments

         In contrast to most of its competitors who retain independent contracts or per diem adjusters on a part-time basis for loss adjusting services, the Company employs full-time professional claims adjusters, most of whom are agronomy trained, as well as a supplemental staff of part-time adjusters. The adjusters are located throughout the Company's marketing territories. The adjusters report to a field service manager in their territory who manages adjusters' assignments, assures that all preliminary estimates for loss reserves are accurately reported and assists in loss adjustment. Within 72 hours of reported damage, a loss notice is reviewed by the Company's field service manager and a preliminary loss reserve is determined which is based on the representative's and/or adjuster's knowledge of the area or the particular storm which caused the loss. Generally, within approximately two weeks, crop hail and MPCI claims are examined and reviewed on site by an adjuster and the insured signs a proof of loss form containing a final release. As part of the adjustment process, the Company's adjusters may use global positioning system units to determine the precise location where a claimed loss has occurred. The Company has a team of catastrophic claims specialists who are available on 48 hours notice to travel to any of the Company's seven regional service offices to assist in heavy claim work load situations.

Competition

         The crop insurance industry is highly competitive. The Company competes against other private companies for MPCI, crop hail and named peril coverage. Many of the Company's competitors have substantially greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete effectively against such competitors in the future. The Company competes on the basis of the commissions paid to agents, the speed with which claims are paid, the quality and extent of services offered, the reputation and experience of its agency network and, in the case of private insurance, product rates. Because the FCIC establishes the rates that may be offered for MPCI policies, the Company believes that quality of service and level of commissions offered to agents are the principal factors on which it competes in the area of MPCI. The Company believes that the crop hail and other named peril crop insurance industry is extremely rate-sensitive and the ability to offer competitive rate structures to agents is a critical factor in the agent's ability to write crop hail and other named peril premiums. Because of the varying state laws regarding the ability of agents to write crop hail and other named peril premiums prior to completion of rate and form filings (and, in some cases, state approval of such filings), a company may not be able to write its expected premium volume if its rates are not competitive.

         The crop insurance industry has become increasingly consolidated. From the 1985 crop year to the 1999 crop year, the number of insurance companies having agreements with the FCIC to sell and service MPCI policies has declined from a number in excess of fifty to seventeen. The Company believes that it is the fifth largest MPCI crop insurer in the United States based on premium information compiled in 1999 by the FCIC. The Company's primary competitors are Rain & Hail LLC (affiliated with ACE USA), Rural Community Insurance Services, Inc. (owned by Wells Fargo/Norwest Corporation), Acceptance Insurance Company (Redland/American Agrisurance), Fireman's Fund Agribusiness (formerly Crop Growers), Great American Insurance Company (part of the American Financial Group), Blakely Crop Hail (owned by Farmers Alliance Mutual Insurance Company) and North Central Crop Insurance, Inc. (owned by Farmers Alliance Mutual Insurance Company).

Recent Developments

         The crop division, with stable gross premium volumes overall and increased reinsurance protection, experienced a near break-even year except for additional reserve adjustments required with respect to an agricultural business interruption product that was offered in 1998 (the "Discontinued Product") which is no longer being written. Although additional reinsurance negotiated both early in 1999 and again at year end 1999, mitigated some of the losses from the Discontinued Product, IGF's net results were dominated by losses from the Discontinued Product of approximately $18.1 million recognized in 1999 net after reinsurance.

Reserves for Losses and Loss Adjustment Expenses

         Loss reserves are estimates, established at a given point in time based on facts then known, of what the Company projects its exposure to be in connection with incurred losses. Loss adjustment expense reserves are estimates of the ultimate liability associated with the expense of settling all claims, including investigation and litigation costs. The Company's actual liability for losses and loss adjustment expense at any point in time will be greater or less than these estimates.

         The Company maintains reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Nonstandard automobile reserves for reported claims are established on a case-by-case basis. The reserving process takes into account the type of claim, policy provisions relating to the type of loss, and historical payments made for similar claims. Reported crop insurance claims are reserved based upon preliminary notice to the Company and investigation of the loss in the field. The ultimate settlement of a crop loss is based upon either the value or the yield of the crop.

         Loss and loss adjustment expense reserves for claims that have been incurred but not reported are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves.

         The Company's recorded reserves for losses and loss adjustment expense reserves at the end of 1999 are certified by the Company's chief actuary in compliance with insurance regulatory requirements.

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

         Since the beginning of 1997, the Company, as part of its efforts to reduce costs and combine the operations of the two nonstandard automobile insurance companies, emphasized a unified claim settlement practice as well as reserving philosophy for Superior and Pafco. Superior had historically provided strengthened case reserves and a level of incurred but not reported ("IBNR") that reflected the strength of the case reserves. Pafco had historically carried relatively lower case reserves with higher IBNR reserve. This change in claims management philosophy since 1997, combined with the growth in premium volume produced sufficient volatility in prior year loss patterns to warrant the Company to re-estimate its reserve for losses and loss expenses and record an additional reserve during 1997, 1998, and 1999. The effects of changes in settlement patterns, costs, inflation, growth and other factors have all been considered in establishing the current year reserve for unpaid losses and loss expenses.


Goran Capital Inc.
Nonstandard Automobile Insurance Only
For The Years Ended December 31, (in thousands)

                       1989     1990     1991      1992       1993      1994        1995(A)   1996       1997       1998      1999

Gross reserves for

unpaid losses and     $27,403  $25,248  $71,748  $ 79,551   $101,185  $121,661     141,260
LAE

Deduct reinsurance     12,581   10,927    9,921     8,124     16,378     6,515       3,167
recoverable
Reserve for unpaid
losses and LAE,       $13,518  $15,923  $15,682  $ 17,055   $ 14,822    14,321      61,827    71,427     84,807    114,829   138,093
net of reinsurance
Paid cumulative as
of:

One Year Later          7,754    7,695    7,519    10,868      8,875     7,455      42,183    59,410     62,962     85,389      --
Two Years Later        10,530   10,479   12,358    15,121     11,114    10,375      53,350    79,319     89,285       --        --
Three Years Later      11,875   12,389   13,937    16,855     13,024    12,040      58,993    86,298       --         --        --
Four Years Later       12,733   13,094   14,572    17,744     13,886    12,822      61,650      --         --         --        --
Five Years Later       12,998   13,331   14,841    18,195     14,229    13,133        --        --         --         --        --
Six Years Later        13,095   13,507   14,992    18,408     14,330      --          --        --         --         --        --
Seven Years Later      13,202   13,486   15,099    18,405       --        --          --        --         --         --        --
Eight Years Later      13,216   13,567   15,095      --         --        --          --        --         --         --        --
Nine Years Later       13,249   13,566     --        --         --        --          --        --         --         --        --
Ten Years Later        13,249     --       --        --         --        --          --        --         --         --        --
Liabilities
re-estimated as of:
One Year Later         13,984   13,888   14,453    17,442     14,788    13,365      59,626    82,011     97,905    131,256      --
Two Years Later        13,083   13,343   14,949    18,103     13,815    12,696      60,600    91,743    104,821       --        --
Three Years Later      13,057   13,445   15,139    18,300     14,051    13,080      63,752    91,641       --         --        --
Four Years Later       13,152   13,514   15,218    18,313     14,290    13,485      63,249      --         --         --        --
Five Years Later       13,170   13,589   15,198    18,419     14,499    13,441        --        --         --         --        --
Six Years Later        13,246   13,612   15,114    18,533     14,523      --          --        --         --         --        --
Seven Years Later      13,260   13,529   15,157    18,484       --        --          --        --         --         --        --
Eight Years Later      13,248   13,573   15,145      --         --        --          --        --         --         --        --
Nine Years Later       13,251   13,574     --        --         --        --          --        --         --         --        --
Ten Years Later        13,259     --       --        --         --        --          --        --         --         --        --
Net cumulative
(deficiency) or           259    2,349      537    (1,429)       299       880      (1,422)  (20,214)   (20,014)   (16,427)     --
redundancy
Expressed as a
percentage of
unpaid losses and         1.9%    14.8%     3.4%     (8.4%)      2.0%      6.1%       (2.3%)   (28.3%)    (23.6%)    (14.3%)    --
LAE

Revaluation of gross losses and LAE as of year-end 1999:

    Cumulative Gross Paid as of Year-end 1999                       26,949     24,390     71,484     94,108     107,074      87,873
    Gross liabilities re-estimated as of year-end                   27,287     24,953     73,522     99,890     123,060     136,131
    1999

    Gross cumulative (deficiency) or redundancy                        116        295    (1,774)   (20,339)    (21,875)    (14,470)



(A) Includes Superior loss and loss expense reserves of $44,423 acquired on April 29, 1996 and subsequent development thereon.


Goran Capital Inc.
Crop Insurance Only

For The Years Ended December 31, (in thousands)
                        1989        1990     1991     1992     1993        1994        1995       1996       1997       1998   1999

Gross reserves for


unpaid losses and       $ 25,653   $ 3,354   $30,574  $ 17,537   $ 17,748   $ 66,921   $ 62,459
LAE

Deduct reinsurance        25,333     3,166    29,861    16,727     16,894     56,502     47,991
recoverable
Reserve for unpaid
losses and LAE,               99       222       309       316        320        188        713      810      854    10,419   14,468
net of reinsurance
Paid cumulative as
of:

One Year Later               416       726       263       463        765        473      1,148    1,184    1,311    12,427     --
Two Years Later              416       726       263       463        772        473      1,148    1,197    1,335      --       --
Three Years Later            416       726       263       463        772        473      1,148    1,197     --        --       --
Four Years Later             416       726       263       463        772        473      1,148     --       --        --       --
Five Years Later             416       726       263       463        772        473       --       --       --        --       --
Six Years Later              416       726       263       463        772       --         --       --       --        --       --
Seven Years Later            416       726       263       463       --         --         --       --       --        --       --
Eight Years Later            416       726       263      --         --         --         --       --       --        --       --
Nine Years Later             416       726      --        --         --         --         --       --       --        --       --
Ten Years Later              416      --        --        --         --         --         --       --       --        --       --
Liabilities
re-estimated as of:
One Year Later               416       726       263       463        765        473      1,148    1,184    1,311    24,587     --
Two Years Later              416       726       263       463        772        473      1,148    1,197    1,335      --       --
Three Years Later            416       726       263       463        772        473      1,148    1,197     --        --       --
Four Years Later             416       726       263       463        772        473      1,148     --       --        --       --
Five Years Later             416       726       263       463        772        473       --       --       --        --       --
Six Years Later              416       726       263       463        772       --         --       --       --        --       --
Seven Years Later            416       726       263       463       --         --         --       --       --        --       --
Eight Years Later            416       726       263      --         --         --         --       --       --        --       --
Nine Years Later             416       726      --        --         --         --         --       --       --        --       --
Ten Years Later              416      --        --        --         --         --         --       --       --        --       --
Net cumulative
(deficiency) or             (317)     (504)       46      (147)      (452)      (285)      (435)    (387)    (481)  (14,168)    --
redundancy
Expressed as a
percentage of
unpaid losses and         (320.2%)  (227.0%)    14.9%    (46.5%)   (141.3%)   (151.6%)    (61.0%)  (47.8%)  (56.3%)  (136.0%)   --
LAE

Revaluation of gross losses and LAE as of year-end 1999:

    Cumulative Gross Paid as of Year-end 1999                         27,849       5,547     29,459     21,612     15,916     79,420
    Gross liabilities re-estimated as of year-end                     27,849       5,547     29,459     21,612     15,917     91,581
    1999

    Gross cumulative (deficiency) or redundancy                      (2,196)     (2,193)      1,115    (4,075)      1,831   (24,660)




Activity in the liability for unpaid loss and loss adjustment expenses for nonstandard automobile insurance is summarized below:


Reconciliation of Nonstandard Auto Reserves (1)
                                                                1999               1998             1997

Balance at January 1, 1999                                     $121,661          $101,185          $79,551
    Less Reinsurance Recoverables                                 6,832            16,378            8,124
                                                                  -----            ------            -----
    Net Balance at January 1, 1999                             $114,829           $84,807          $71,427

Incurred related to

  Current Year                                                 $214,606          $204,818         $185,316
  Prior Years                                                    16,427            13,098           10,584
                                                                 ------            ------           ------
  Total Incurred                                               $231,033          $217,916         $195,900

Paid Related to

    Current Year                                               $122,380          $124,932         $123,410
    Prior Years                                                  85,389            62,962           59,410
                                                                 ------            ------           ------
    Total Paid                                                 $207,769          $187,894         $182,820

Net Balance at December 31, 1999                               $138,093          $114,829          $84,807
Plus Reinsurance Balance                                          3,167             6,832           16,378
                                                                  -----             -----           ------
Balance at December 31, 1999                                   $141,260          $121,661         $101,185


(1) The 1999 incurred in the above Reserve Reconciliation Table is $60 greater than the nonstandard auto segment incurred per note 18 of the Consolidated Financial Statement that includes favorable development on prior year commercial reserves for policies written by Pafco in 1995 and prior. The reserves for commercial business are excluded from the nonstandard auto reserve developments.

Activity in the liability for unpaid loss and loss adjustment expenses for crop insurance is summarized below:


Reconciliation of Crop Reserves (1)
                                                              1999               1998             1997

Balance at January 1, 1999                                    $66,918           $17,748          $17,537
    Less Reinsurance Recoverables                              56,501            16,894           16,727
                                                               ------            ------           ------
    Net Balance at January 1, 1999                            $10,417              $854             $810

Incurred related to

  Current Year                                                $20,131           $52,093          $16,176
  Prior Years                                                  14,095               457              374
                                                               ------               ---              ---
  Total Incurred                                              $34,226           $52,550          $16,550

Paid Related to

    Current Year                                              $17,748           $41,676          $15,322
    Prior Years                                                12,427             1,311            1,184
                                                               ------             -----            -----
    Total Paid                                                $30,175           $42,987          $16,506

Net Balance at December 31, 1999                              $14,468           $10,417             $854
Plus Reinsurance Balance                                       47,991            56,501           16,894
                                                               ------            ------           ------
Balance at December 31, 1999                                  $62,459           $66,918          $17,748


(1) The 1999 incurred in the above Reserve Reconciliation Table is $1 greater than the crop segment incurred per note 18 of the Consolidated Financial Statements that includes favorable development on prior commercial reserves for policies written by IGF prior to 1989. The reserves for commercial business are excluded from the crop insurance reserve developments.

Ratings

     A.M. Best has currently assigned a "B-" rating to Superior, a "C" rating to Pafco and an "NA-3" rating to IGF.

         A.M.  Best's  ratings  are  based  upon  a  comprehensive  review  of a
company's  financial  performance,   which  is  supplemented  by  certain  data,
including responses to A.M. Best's questionnaires, phone calls and other correspondence between A.M. Best analysts and company management, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports, company business plans and other reports filed with state insurance departments. A.M. Best undertakes a quantitative evaluation, based upon profitability, leverage and liquidity, and a qualitative evaluation, based upon the composition of a company's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus, the soundness of a company's capital structure, the extent of a company's market presence and the experience and competence of its management. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best's ratings are not a measure of protection afforded investors. "B-" and "C" ratings are A.M. Best's eighth and eleventh highest rating classifications, respectively, out of fifteen ratings. A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have, on balance, fair financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions". A "C" rating is awarded to insurers which, in A. M. Best's opinion, "have, on balance, weak financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is very vulnerable to adverse changes in underwriting and economic conditions". An "NA-3" is a "rating procedure inapplicable" category.

         The current ratings represent downgrades in the previously assigned ratings. There can be no assurance that the current ratings or future changes therein will adversely affect the Company's competitive position.

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

         The losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's operating subsidiaries. See "Recent Regulatory Developments and Risk Based Capital Requirements" below and "RISK FACTORS."

Recent Regulatory Developments

         To address Indiana Department of Insurance ("Indiana Department") concerns relating to Pafco, on February 17, 2000, Pafco agreed to an order under which the Indiana Department may monitor more closely the ongoing operations of Pafco. Among other matters, Pafco must:

o Refrain from doing any of the following without the Indiana Department's prior written consent: selling assets or business in force or transferring property, except in the ordinary course of business; disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the Indiana Department, and does not include payments in excess of $10,000); lending funds; making investments, except in specified types of investments; incurring debt, except in the ordinary course of business and to unaffiliated parties; merging or consolidating with another company, or entering into new, or modifying existing, reinsurance contracts.

o Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the year 2000 ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively; and provide the Indiana Department with regular reports demonstrating compliance with these monthly writings limitations. Further restrictions in premium writings would result in lower premium volume. Management fees payable to Superior Insurance Group, Inc. ("Superior Group") are based gross written premium;therefore, lower premium volume would result in reduced management fees paid by Pafco.

o Provide a summary of affiliate transactions to the Indiana Department.

o Continue to comply with prior Indiana Department agreements and orders to correct business practices, under which Pafco must provide monthly financial statements to the Indiana Department, obtain prior Indiana Department approval of reinsurance arrangements and of affiliated party transactions, submit business plans to the Indiana Department that address levels of surplus and net premiums written, and consult with the Indiana Department on a monthly basis. Pafco's failure to provide the monthly financial information could result in the Indiana Department requiring a 50% reduction in Pafco's monthly written premiums.

         Pafco's inability or failure to comply with any of the above could result in the Indiana Department requiring further reductions in Pafco's permitted premium writings or in the Indiana Department instituting future proceedings against Pafco. No report has yet been issued by the Indiana Department on its previously disclosed target examination of Pafco, covering loss reserves, pricing and reinsurance.

         Pafco has also agreed with the Iowa Department of Insurance ("Iowa Department") to (i) limit policy counts on automobile business in Iowa and (ii) provide the Iowa Department with policy count information on a monthly basis until June 30, 1999 and thereafter on a quarterly basis. In addition Pafco has agreed to provide monthly financial information to other departments of insurance in states in which Pafco operates.

         As previously disclosed, with regard to IGF and as a result of the losses experienced by IGF in the crop insurance operations, IGF has agreed with the Indiana Department to provide monthly financial statements and consult monthly with the Indiana Department, and to obtain prior approval for affiliated party transactions. IGF is currently not in compliance with the requirement to provide monthly financial statements; however IGF is working with the Indiana Department to provide this information on a timely basis.

         IGF has agreed with the Iowa Department that it will not write any nonstandard business, other than that which it is currently writing until such time as IGF has: (i) increased surplus; (ii) a net written premium to surplus ratio of less than three times to one; and (iii) surplus reasonable to its risk.

         Superior is required to submit monthly financial information to the Florida Department, including a demonstration that it has not exceeded a ratio of net written premiums to surplus of four to one. Superior must also file a risk-based capital plan with the Florida Department by May 15, 2000.

Insurance Holding Company Regulation

         The Company also is subject to laws governing insurance holding companies in Florida and Indiana, where its U.S. insurance company subsidiaries are domiciled. These laws, among other things, (i) require the Company to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between the Company, its affiliates and IGF, Pafco, Superior, Superior American and Superior Guaranty (the "Insurers"), including the amount of dividends and other distributions and the terms of surplus notes; and (iii) restrict the ability of any one person to acquire certain levels of the Company's voting securities without prior regulatory approval.

         Any purchaser of 10% or more of the outstanding shares of common stock of the Company would be presumed to have acquired control of Pafco and IGF unless the Indiana Commissioner of Insurance ("Indiana Commissioner") upon application, has determined otherwise. In addition, any purchaser of 5% or more of the outstanding shares of common stock of the Company will be presumed to have acquired control of Superior unless the Florida Commissioner of Insurance ("Florida Commissioner"), upon application, has determined otherwise.

         Dividend payments by the Company's insurance subsidiaries are subject to restrictions and limitations under applicable law, and under those laws an insurance subsidiary may not pay dividends to the Company without prior notice to, or approval by, the subsidiary's domiciliary insurance regulator. In addition, in the 1996 consent order approving the Company's acquisition of Superior, the Florida Department prohibited Superior from paying any dividends for four years from the date of acquisition without the prior approval of the Florida Department, and as a result of regulatory actions taken by the Indiana Department with respect to Pafco and IGF, those subsidiaries may not pay dividends to the Company without prior approval by the Indiana Department (see "Recent Regulatory Developments" above). Further, payment of dividends may be constrained by business and regulatory considerations, and state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs.
Accordingly, there can be no assurance that the Indiana Department or the Florida Department would permit any of the Company's insurance subsidiaries to pay dividends at this time (see "RISK FACTORS").

         While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to Superior Group (formerly, GGS Management, Inc.). The management agreement between the Company and Pafco was assigned to Superior Group and provides for an annual management fee equal to 15% of gross premiums. A similar management agreement with a management fee of 17% of gross premiums was entered into between Superior and Superior Group. There can be no assurance that either the Indiana Department or the Florida Department will not in the future require a reduction in these management fees.

         In addition, neither Pafco nor IGF may engage in any transaction with an affiliate, including the Company, without the prior approval of the Indiana Department (see "Recent Regulatory Developments" above).

Underwriting and Marketing Restrictions

         During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to deal with the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of "market assistance plans" under which insurers are induced to provide certain coverages;
(ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term; (iii) advance notice requirements or limitations imposed for certain policy non-renewals; and (iv) limitations upon or decreases in rates permitted to be charged.

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

         During 1999, Pafco had values outside of the acceptable ranges for three IRIS tests. These included the two-year overall operating ratio, the change in surplus ratio and the two-year reserve development ratio. Pafco failed the first two tests due primarily to a high loss ratio. Pafco failed the third test due to adverse development on accident year 1996 due to higher than normal severity as a result of a disruption in claims management in early 1997.

         During 1999, Superior had values outside of the acceptable ranges for three IRIS tests. These included the two-year overall operating ratio, the change in surplus ratio and estimated current reserve deficiency to ratio.

         During 1999, IGF had values outside of the acceptable ranges for the following eight IRIS tests: gross premiums to surplus, change in net writings, surplus aid to surplus, two year overall operating ratio, investment yield, liabilities to liquid assets, agent's balances to surplus, and one year reserve development to surplus.

         IGF failed the gross premiums to surplus and the one year reserve development to surplus ratio due to IGF's surplus being below its projections in 1999 as a result of the booking of additional loss reserves for the Discontinued Product. IGF failed the change in net writings and the two year overall operating ratio due to IGF's auto business in 1999. IGF failed the investment test due to its need to borrow on its line of credit at the end of each year in order to pay MPCI premiums owed to the FCIC. IGF generally fails the liabilities to liquid assets and the agent's balance to surplus ratios due to the nature of its business whereby such amounts are settled in full subsequent to year end.

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

         The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level which requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formulae, as of December 31, 1999, the RBC ratio of IGF was in excess of the Company Action Level, Superior's ratio was at 199% of the RBC amount, or $151,000 below the Company Action Level, and Pafco's ratio was 72% of the RBC amount, or $10.5 million below the Company Action Level.

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

Federal Regulation

         The Company's MPCI program is federally regulated and supported by the federal government by means of premium subsidies to farmers, expense reimbursement and federal reinsurance pools for private insurers. Consequently, the MPCI program is subject to oversight by the legislative and executive branches of the U.S. government, including the FCIC. The MPCI program regulations generally require compliance with federal guidelines with respect to underwriting, rating and claims administration. The Company is required to perform continuous internal audit procedures and is subject to audit by several federal government agencies. No material compliance issues were noted during IGF's most recent FCIC compliance review.

         The MPCI program has historically been subject to change by the U.S. government at least annually since its establishment in 1980, some, of which changes have been significant. See Industry Background for further discussion of U.S. regulations impacting crop insurance.

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

Employees

         At April, 2000 the Company and its subsidiaries employed approximately 895 full and part-time employees. The Company believes that relations with its employees are excellent.

RISK FACTORS

         The following factors, in addition to the other information contained in this report should be considered in evaluating the Company and its prospects.

          All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel (s)," "believe," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks; uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's crop insurance operations such as weather-related events, final harvest results, commodity price levels, governmental program changes, new product acceptance and commission levels paid to agents; (iii) factors affecting the Company's nonstandard automobile operations such as premium volume; and (iv) the factors described in this section and elsewhere in this report.

Significant Losses Have Been Reported and May Continue

         The Company reported net losses of $62.4 million in 1999 and $11.9 million in 1998. The losses were due to reduced earnings in both segments of the Company's operations. In 1999, the Company's crop insurance business was adversely affected by the increased claim settlements and reserves resulting from the Discontinued Product. In 1998, the crop insurance business was adversely affected by catastrophic crop hail losses and other weather-related events. Results for 1999 and 1998 for the nonstandard automobile business were adversely affected by continuing higher loss ratios and lower premium volumes as a result of problems that the Company encountered in making timely rate filings, problems with new policy administration systems and competitive pressures. The Company also significantly increased loss reserves for the nonstandard automobile business in 1999 and 1998 due to adverse loss development. Although the Company has taken a number of actions to address the factors that have contributed to these operating losses, there can be no assurance that operating losses will not continue.

Recent and Further Regulatory Actions May Affect the Company's Future Operations

         The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department, the Florida Department and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory actions by several regulators. See "Regulation - Recent Regulatory Developments and Risk-Based Capital Requirements" . The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the Indiana Department and the Florida Department, and with other regulators (including the RBC levels of Pafco and IGF), in a manner satisfactory to the Company could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that otherwise materially and adversely affect the Company's operations. Current A.M. Best Ratings May Adversely Affect the Company's Ability to Retain and Expand its Business

         A.M. Best Company, which rates insurance companies based on factors of concerns to policyholders, recently lowered its ratings of Superior from "B+" to "B-" and its rating of Pafco from "B-" to "C" and changed its rating of IGF from "NA-2" to "NA-3". One factor in an insurer's ability to compete effectively is its A.M. Best rating. There can be no assurance that the current rating or future ratings will not adversely affect the Company's competitive position. It is not likely that the ratings will be improved unless the Company improves its future operating performance.

The Company is Subject to a Number of Pending Legal Proceedings

         As discussed elsewhere in this report, the Company is involved in a number of pending legal proceedings (see Part I - Item 3). Most of these proceedings remain in the early stages. Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a materially adverse effect on the Company's operations.

The Terms of the Trust Preferred Securities May Restrict The Company's Ability to Act

         SIG has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in Trust Originated Preferred Securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from the Company's nonstandard automobile management company and dividend capacity from the crop insurance business. SIG has elected to defer the semi-annual interest payment that was due February 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. Although there is no present default under the indenture which would accelerate the payment of the Preferred Securities, the indenture contains a number of convenants which may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to: incur or guarantee debt; make payment to affiliates; repurchase its common stock; pay dividends on common stock; and make certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the Company's ability to improve its operating results.

Problems with Policy Administration Systems Have Been Identified

         As previously reported, three out of the five policy administration systems utilized by the nonstandard auto segment during 1999 were implemented in the 1998 and 1999 time frames and did not have fully automated financial reporting functionality. The other two policy administration systems being used are systems that were used with mature financial reporting capabilities.

         Implementation  of the  three  new  systems  without  mature  financial reporting capabilities resulted in the usage of an accounts receivable estimation methodology. Accounts receivable as of September 30, 1999, related to policies administered by new systems based on estimates. As of December 31, 1999 accounts receivable systems reports that were not reliant on the faulty systems were put in place and were used for all non-standard auto reporting as of December 31, 1999. As a result, receivables are no longer being estimated.

         Two of the three new policy administration systems mentioned above were implemented in December 1998 and August 1999. After the systems were implemented, system problems were identified which resulted in additional bad debt expense being recorded. The additional bad debt expense was due to problems in billing policies contained within the two systems. Of the $4.5 million of estimated premium receivables administered by the two systems, the Company has estimated $2.9 million of that amount to be uncollectible primarily as a result of policy billing and cancellation problems. As previously reported, that amount was written off in the third quarter of 1999. The Company finished converting policies from the two systems back to a mature policy administration system which the Company had used before prior to December 31, 1999. The Company no longer has the cancellation or billing problems that were previously reported.

         The third new policy administration system has also experienced reporting problems. Approximately 75% of all of the Company's nonstandard automobile policies are on this policy administration system As previously reported, these reporting problems appear to be due to programming changes in the manner in which data was extracted from the policy administration system for reporting purposes. During the fourth quarter compensating controls were put in place to help ensure that data extracted for reporting purposes is accurate and the effects of programming changes are being monitored. The effect of the identified problems was recorded in the third quarter 1999.

Weaknesses in Internal Control Systems

         The Company's systems of internal control contained within key processes and information technology systems are continuing to be evaluated through an ongoing review. The Company's systems of internal control are intended to insure reliable financial reporting as well as provide for the safeguarding of the Company's assets. The following specific weaknesses were previously reported: general ledger options integration with operating systems, financial reporting controls, the relationship of actuarial analysis with claims processing and specific technical documentation. Technological inadequacies arising during the migration of systems continue to be addressed on an ongoing basis. An action plan has been created to insure that attention is given to identified areas. The four part action plan includes: 1) specific human resource initiatives designed to increase financial accounting staffing and core competency and the hiring of experienced financial management; 2) imposition of task force direction headed by senior management designed to integrate and automate the information technology and financial reporting applications; 3) increased emphasis on internal audit functional responsibilities including the development of comprehensive internal audit programs designed to monitor and report on compliance with established control systems; and 4) ongoing use of external consulting resources in the oversight of system documentation, development of financial reporting procedures, re-engineering of interdepartmental integration processes and the implementation and enhancement of existing policies and procedures.

     The areas previously reported concerning year 2000 compliance of certain operating systems in the nonstandard operations and general ledger systems integration are no longer a problem.

The Company Needs to Improve its Ability to Produce Financial Information on a Timely Basis

         Many of the Company's problems with its policy administration systems and the weaknesses in internal controls previously reported have been resolved. The problems discussed in that report resulted in the Company being unable to prepare certain otherwise routine monthly and quarterly financial statements and information on a timely basis. Such statements and information are necessary for the Company's internal use, for filings with regulators and for compliance with the Company's periodic reporting obligations.

Uncertain Pricing and Profitability

         One of the distinguishing features of the property and casualty industry is that its products are priced before losses are reported and its costs are known. Premium rate levels are related in part to the availability of insurance coverage, which varies according to the level of surplus in the industry.

         Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The nonstandard automobile insurance business in recent years has experienced very competitive pricing conditions and there can be no assurance as to the Company's ability to achieve adequate pricing. Changes in case law, the passage of new statutes or the adoption of new regulations relating to the interpretation of insurance contracts can retroactively and dramatically affect the liabilities associated with known risks after an insurance contract is in place. New products also present special issues in establishing appropriate premium levels in the absence of a base of experience with such products' performance. The level of claims can not be accurately determined for periods after the sale of policies, therefore reserves are estimated and these estimates are used to set price, if they are low then resulting rates could be inadequate.

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

         The Company expects that for the foreseeable future a majority of its crop insurance premiums will continue to be derived from MPCI business. The MPCI program is federally regulated and supported by the federal government by means of premium subsidies to farmers, expense reimbursement and federal reinsurance pools for private insurers. As such, legislative or other changes affecting the MPCI program could impact the Company's business prospects. The MPCI program has historically been subject to modification at least annually since its establishment in the private sector in 1980, and some of these modifications have been significant. As noted earlier, there are additional program reforms currently being contemplated by Congress that would become effective, if passed into law for 2001 crop year. No assurance can be given that future changes will not significantly affect the MPCI program and the Company's crop insurance business.

         Total MPCI Gross Premium for each farmer depends upon the kinds of crops grown, acreage planted, commodity prices, insurance rates and other factors determined by the FCIC. Each year, the FCIC sets, by crop, the maximum prices per commodity unit known as the price election to be used in computing MPCI Gross Premiums. Any reduction of the price election by the FCIC will reduce the MPCI Gross Premium charged per policy, and accordingly will adversely impact MPCI Gross Premium volume.

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

         In the crop insurance business, the Company competes against other crop insurance companies. The crop insurance industry has become increasingly consolidated. From the 1985 crop year to the 1999 crop year, the number of insurance companies that have entered into agreements with the FCIC to sell and service MPCI policies has declined from a number in excess of 50 to 17. The Company believes that to compete successfully in the crop insurance business it will have to market and service a volume of premiums sufficiently large to enable the Company to continue to realize operating efficiencies in conducting its business. No assurance can be given that the Company will be able to compete successfully if this market consolidates further.

Geographic Concentration

         The Company's nonstandard automobile insurance business in the U.S. is concentrated in the states of Florida, California, Georgia, Indiana and Virginia; consequently the Company will be significantly affected by changes in the regulatory and business climate in those states. The Company's U.S. crop insurance business is concentrated in the states of Texas, North Dakota, Iowa, Minnesota, Illinois, California, Nebraska, Mississippi, Arkansas and South Dakota and the Company will be significantly affected by weather conditions, natural perils and other factors affecting the crop insurance business in those states.

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

ITEM 2 - PROPERTIES

Headquarters

         The headquarters for the Company is located at 2 Eva Road, Suite 200, Etobicoke, Ontario, Canada in leased space.

SIG

         SIG is located at 4720 Kingsway Drive, Indianapolis, Indiana. All corporate administration, accounting and management functions are contained at this location.

Pafco

         Pafco is also located at 4720 Kingsway Drive, Indianapolis, Indiana. All underwriting, claims, administration and accounting activities are contained at this location for Pafco. The Indianapolis building is an 80,000 square foot multilevel structure; approximately 50% of which is utilized by the Company. The remaining space is leased to third parties at a price of approximately $10 per square foot. Pafco owns 100% of the property with no encumbrances. In addition, Pafco owns an investment property located at 2105 North Meridian, Indianapolis, Indiana. The property is a 21,700 square foot, multilevel building leased entirely to third parties.

Superior

         Superior's operations are conducted at leased facilities in Atlanta, Georgia; Tampa, Florida; and Orange, California. Under a lease term which extends through February 2003, Superior leases office space at 280 Interstate North Circle, N. W., Suite 500, Atlanta, Georgia. Superior occupies 43,338 square feet at this location. Superior also had an office located at 3030 W. Rocky Pointe Drive, Suite 770, Tampa, Florida consisting of 18,477 square feet of space leased for a term extending through February, 2000. That location has been moved to 5483 West Waters Avenue, Suite 1200, Tampa, Florida and consists of approximately 33,861 square feet of space leased for a term extending through December 2007. In addition, Superior occupies an office at 1745 West Orangewood, Orange, California consisting of 3,264 square feet leased for a term extending through May 2001. All administration and accounting activities are housed at the Atlanta location. Underwriting and claims activities are split between the Atlanta and Tampa locations. The Tampa location underwrites for Florida and Tennessee whereas the remaining states are processed in Atlanta. Claims activities, excluding personal injury protection (PIP), are handled at the Atlanta location. All PIP claims are processed at the Tampa location. Customer service for Texas, California, and Arizona are handled in Tampa whereas the remaining states are handled in Atlanta.

IGF

         IGF owns a 57,799 square foot office building located at 6000 Grand Avenue, Des Moines, Iowa which serves as its corporate headquarters. The building is fully occupied by IGF. All underwriting, claims, administration and entity accounting activities are directed out of this location.

         IGF owns two buildings with 12,592 and 3,000 square feet, respectively, in Henning, Minnesota. The 3,000 square foot building is leased to a third party.

         IGF owns a 5,624 square foot building in Lubbock, Texas with 800 square feet being leased to a third party.

         IGF leases office space in Mississippi, Illinois, Missouri, Washington, Texas, California, North Carolina and Montana. This office space houses crop service offices which handle underwriting and other servicing functions for selected states.

         The Company considers all of its properties suitable and adequate for its current operations.

ITEM 3 - LEGAL PROCEEDINGS

         Superior Guaranty is a defendant in a case filed on November 26, 1996, in the Circuit Court for Lee County, Florida entitled Raed Awad v. Superior Guaranty Insurance Company, et al., Case No. 96-9151 CA LG. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. Plaintiffs allege that the defendant charged premium finance service charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

         IGF is a party to a number of pending legal proceedings relating to the Discontinued Product. See Note 16 "Commitments and Contingencies" in the consolidated financial statements. IGF remains a defendant in six lawsuits pending in California state court (King and Fresno counties) having settled four other suits including two declaratory judgment actions that were brought by IGF in Federal District Court in California. In addition, IGF has settled 13 arbitration proceedings involving policyholders of the Discontinued Product and has no outstanding arbitrations relating to this product. The first of these proceedings was commenced in July 1999. All discovery in the remaining proceedings has been stayed pending a June hearing on IGF's appeal of an order denying a dismissal of the cases and a remanding of these disputes to arbitration as called for in the policy provisions. The policyholders involved in the open proceedings have asserted that IGF is liable to them for the face amount of their policies, an aggregate of approximately $14.7 million, plus an unspecified amount of punitive damages and attorney's fees. As of December 31, 1999, IGF had paid an aggregate of approximately $7 million to the policyholders involved in these legal proceedings. The Company increased its reserves by $9.5 million in the fourth quarter of 1999 and reserved a total of $34.5 million in 1999 of which $22.3 million was paid through December 31, 1999. The Company believes that it has meritorious defenses to any claims in excess of the amounts it has already paid and that the loss payments made and LAE reserves established with respect to the claims from the Discontinued Product as of December 31, 1999, are adequate with regard to all of the policies sold. However, there can be no assurance that the Company's ultimate liability with respect to these and any future legal proceedings involving such policies will not have a material adverse effect on the Company's results of operations or financial position.

         Superior Guaranty is a defendant in a case filed on October 8, 1999, in the Circuit Court for Manatee County, Florida entitled Patricia Simmons v. Superior Guaranty Insurance Company, Case No. 1999 CA-4635. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The Plaintiff alleges that the defendant charged interest in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

         The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of the Company or of SIG,
PricewaterhouseCoopers, LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or SIG's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Section 20 of the 1934 Act. Defendants' response to the complaint is not yet due. However, the Company believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

         The California Department of Insurance (CDOI) has advised the Company that it is reviewing a possible assessment which could total $3 million. The Company does not believe it will owe anything for this possible assessment. This possible assessment relates to brokers fees charged to policyholders by independent agents who placed business with Superior. The CDOI has indicated that such broker fees charged by the independent agent to the policyholder were improper and has requested reimbursement to the policyholders from Superior. The Company did not receive any of such brokers fees. Although the assessment has not been formally made by the CDOI at this time, the Company will vigorously defend any potential assessment and believes it will prevail.

         The Company's insurance subsidiaries are parties to other litigation arising in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Presented below is certain information regarding the executive officers of the Company who are not also directors. Their respective ages and their respective positions with the Company are listed as follows:

Name                           Age          Position

Gregg Albacete                 38           Chief Information Officer of SIG

Dennis G. Daggett              45           Chief Executive Officer
                                            of IGF Insurance Company

Mary E. DeLaat                 45           Vice President, Chief Accounting
                                            Officer of the Company and SIG

Bruce K. Dwyer                 51           Vice President, Chief Financial
                                            Officer and Treasurer of the
                                            Company and SIG

     Mr. Albacete has served as Chief Information Officer of SIG since January, 2000. Mr. Albacete served as Vice President and Chief Information Officer of Leader Insurance from December, 1987 to January, 2000. From March, 1982 to February, 1985 Mr. Albacete worked for Transport Insurance. Prior to that time, Mr. Albacete was a self-employed consultant.

         Mr. Daggett, Chief Executive Officer of IGF, served as the Chief Operating Officer of IGF from 1994 to 1999, from 1996 to 1999 as its President. He has served as a director of IGF since 1989. From 1992 to 1996, Mr. Daggett served as an Executive Vice President of IGF. Mr. Daggett also served as IGF's Vice President of Marketing from 1988 to 1993. Prior to joining IGF, Mr. Daggett was an initial employee of a crop insurance managing general agency, McDonald National Insurance Services, Inc., from 1984 until 1988. From 1977 to 1983, Mr. Daggett was employed as a crop insurance specialist with the FCIC.

     Ms. DeLaat, C. P. A., has served as Vice President, Chief Accounting Officer of the Company and SIG since July, 1999. Prior to that time, Ms. DeLaat served as a General Auditor with American United Life from 1992 to 1999, Audit Director of Property/Casualty Operations with Lincoln National Corporation from 1983 to 1992, and as a Senior Auditor with Ernst and Whinney 1980 to 1983.

     Mr. Dwyer, C. A., has served as Vice President, Chief Financial Officer and Treasurer of the Company and SIG since October, 1999, when he returned to the Company after serving in a similar position from 1981 to 1996. From 1996 to 1999 Mr. Dwyer conducted his own consulting practice.


PART II

ITEM 5 - MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

         Information regarding the trading market for the Company's common stock, the range of selling prices for each quarterly period since January 1, 1998, and the approximate number of holders of common stock as of December 31, 1999 and other matters is included under the caption "Market and Dividend Information" on page __of the 1999 Annual Report, included as Exhibit 13, which information is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

         The data  included  on page 5 of the 1999  Annual  Report,  included as
Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion entitled "Management Discussion and Analysis of Financial Condition and Results of Operations" included in the 1999 Annual Report on pages 6 through 22 included as Exhibit 13 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The discussion entitled "Quantitative and Qualitative Disclosures About Market Risk" is included in the 1999 Annual report on pages 20 through 21 included as
Exhibit 13 is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements in the 1999 Annual Report, included as Exhibit 13, and listed in Item 14 of this Report are incorporated herein by reference from the 1999 Annual Report.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2000 annual meeting of common stockholders filed with the Commission pursuant to Regulation 14A (the "2000 Proxy Statement").

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the Company's 2000 Proxy Statement.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The documents listed below are filed as a part of this Report except as otherwise indicated:

1. Financial Statements. The following described consolidated financial statements found on the pages of the 1999 Annual
         Report indicated below are incorporated into Item 8 of this Report by reference.

          Description of Financial Statement Item Location in 1999 Annual Report

                Report of Independent Accountants                      Page 54

                Consolidated Balance Sheets, December 31,
                  1999 and 1998                                        Page 23

                Consolidated Statements of Earnings, Years

                  Ended December 31, 1999, 1998 and 1997               Page 25

                Consolidated Statements of Changes In
                  Shareholders' Equity, Years Ended

                  December 31, 1999, 1998 and 1997                     Page 26

                Consolidated Statements of Cash Flows,
                  Years Ended December 31, 1999, 1998 and 1997         Page 27

                Notes to Consolidated Financial Statements,
                  Years Ended December 31, 1999, 1998 and 1997
                  Page 29 through 53

2. Financial Statement Schedules. The following financial statement schedules are included beginning on Page 2.

               Report of Independent Accountants

                 Schedule II - Condensed Financial Information of Registrant

                 Schedule IV - Reinsurance

                 Schedule V - Valuation and Qualifying Accounts

                 Schedule VI - Supplemental Information Concerning Property - Casualty Insurance Operations

3. Exhibits. The Exhibits set forth on the Index to Exhibits are incorporated herein by reference .

              Reports on Form 8-K.  None.

Board of Directors and Stockholders of
Symons International Group, Inc. and Subsidiaries

The audit referred to in our report dated March 14, 2000, except for note 21, which is as of March 23, 2000 relating to the consolidated financial statements of Symons International Group, Inc., which is incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended December 31, 1999 included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

SCHWARTZ, LEVITSKY FELDMAN LLP
March 14, 2000, except for note 21,
 which is as of March 23, 2000

GORAN CAPITAL INC.-
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES.

The information required by this schedule is included in note 4 of Notes to Consolidated Financial Statement.

GORAN CAPITAL INC.- CONSOLIDATED
SCHEDULE II - CONDENSED  FINANCIAL  INFORMATION OF REGISTRANT As Of December 31,
1998 and 1999 (In Thousands) (Unaudited)

ASSETS                                                                       1998 (1)           1999
                                                                             ----               ----

Assets:
    Cash and Short-term Investments                                          $233               $213
    Loans to Related Parties                                                  605              2,723
    Capital and Other Assets                                                  519                 26
    Investment in Subsidiaries, at Cost                                     9,636             10,295
                                                                            -----             ------
Total Assets                                                              $10,993            $13,257
                                                                          =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Loans from Related Parties and Other Liabilities                         $---             $2,735
Total Liabilities                                                            $---             $2,735
                                                                             ====             ======

Shareholders' Equity:
    Common Shares                                                          17,940             19,017
    Cumulative Translation Adjustment                                       1,367                931
    Deficit                                                                (8,314)            (9,426)
Total Shareholders' Equity                                                 10,993             10,522
                                                                           ------             ------
Total Liabilities and Shareholders' Equity                                $10,993            $13,257
                                                                          =======            =======

(1) Certain prior year balances have been reclassed to reflect the restatement of cash advances in the amount of $9,953. Please refer to Note (1) on Statement of Earnings (Loss) and Accumulated Deficit.

GORAN CAPITAL INC. -
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT  OF  EARNINGS  (LOSS)  AND  ACCUMULATED  DEFICIT  For The Years  Ended
December 31, 1997, 1998 and 1999 (In Thousands) (Unaudited)

                                                                            1997          1998         1999
                                                                            ----          ----         ----

Revenues


Management Fees                                                             $336          $108          $75
Dividend Income                                                             ----          ----         ----
Other Income                                                                  52          ----         ----
Net Investment Income                                                         15            40           46
                                                                              --            --           --
Total Revenues                                                               403           148          121
                                                                             ---           ---          ---
Expenses

Debenture Interest Expense                                                  ----          ----         ----
Amortization                                                                ----          ----         ----
General, Administrative, Acquisition Expenses and Taxes                     (234)        1,380        1,233
                                                                            -----        -----        -----
Total Expenses                                                              (234)        1,380        1,233
                                                                            -----        -----        -----
Net Income (Loss)                                                            637        (1,232)      (1,112)
Other-Purchase of Common Shares                                             ----          (522)        ----
Deficit, Beginning of Year                                               (17,150)      (16,513)     (18,267)
Prior Period Adjustmnet (1)                                                9,953         9,953        9,953
                                                                           -----          ----         ----
Deficit, Beginning of Year, Restated                                      (7,197)       (6,560)      (8,314)
                                                                          -------       -------      -------
Deficit End of Year                                                      $(6,560)      $(8,314)     $(9,426)
                                                                         ========      ========     ========


(1) Cash advances of $9,953 from a subsidiary to November 30, 1996 were previously recorded as loans from related parties. Reinterpretation of the facts available at the time has resulted in the Company restating such cash advances as a dividend received on shares of the subsidiary.

GORAN CAPITAL INC.
SCHEDULE II - CONDENSED FINANCIAL  INFORMATION OF REGISTRANT For The Years Ended
December 31, 1997, 1998 and 1999 (In Thousands)

                                                                            1997          1998         1999
                                                                            ----          ----         ----

Cash Flows from Operations


Net Income (Loss)                                                           $637       $(1,232)     $(1,112)
Items Not Involving Cash:
    Amortization and Depreciation                                           ----          ----         ----
    Gain on Sale of Capital Assets                                          ----          ----         ----
    Decrease (Increase) in Accounts Receivable (1)                          (163)          560       (2,118)
      Decrease (Increase) in Other Assets                                    (54)          779         (166)
    Increase (Decrease) in Accounts Payable                                 (867)          613        2,735
    Translation Adjustment                                                  ----          (230)        (436)
                                                                            ----          -----        -----
Net Cash Provided (Used) by Operations                                      (447)          490       (1,097)
                                                                            -----          ---       -------
Cash Flows From Financing Activities:
    Proceeds on Sale of Capital Assets                                      ----          ----         ----
    Purchase of Common Shares                                               ----          (748)        ----
                                                                            ----
      Issue of Common (1)                                                    843          (675)       1,077
                                                                             ---          -----       -----
Net Cash Provided by Financing Activities                                    843        (1,423)       1,077
                                                                             ---        -------       -----
Cash Flows From Investing Activities:
    Other, net                                                               451          ----         ----
    Reduction of Debentures                                                 ----          ----         ----
                                                                            ----          ----         ----
Net Cash Provided By Investing Activities                                    451          ----         ----
                                                                             ---          ----         ----
Net Increase (Decrease) in Cash                                              847          (933)         (20)
Cash at Beginning of Year                                                    319         1,166          233
                                                                             ---         -----          ---
Cash at End of Year                                                       $1,166          $233         $213
                                                                          ======          ====         ====
Cash Resources are Comprised of:
Cash                                                                          78           104           73
Short-Term Investments                                                     1,088           129          140
                                                                           -----           ---          ---
                                                                          $1,166          $233         $213
                                                                          ======          ====         ====


(1) Amounts for 1998 exclude consideration of $1,777 for the issuance of common shares received in the form of share purchase loans.

GORAN CAPITAL INC.
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT For The Years Ended December 31, 1997, 1998 and 1999

Basis of Presentation

The condensed financial information should be read in conjunction with the consolidated financial statements of Goran Capital Inc. The condensed financial information includes the accounts and activities of the Parent Company which acts as the holding company for the insurance subsidiaries.

GORAN CAPITAL INC.- CONSOLIDATED
SCHEDULE IV - REINSURANCE
For The Years Ended December 31, 1997, 1998 and 1999
(In Thousands)

Property and Liability Insurance                                          1997          1998         1999

Direct Amount                                                           $420,443      $419,966      $385,655
-------------                                                           --------      --------      --------
Assumed From Other Companies                                              28,539       126,805        88,032
----------------------------                                              ------       -------        ------
Ceded to Other Companies                                                (167,086)     (184,665)     (216,124)
------------------------                                                ---------     ---------     ---------
Net Amounts                                                             $281,896      $362.106      $257,563
------------                                                            --------      --------      --------
Percentage of Amount Assumed to Net                                         10.1%         35.0%         34.2%
-----------------------------------                                         -----         -----         -----


GORAN CAPITAL INC.- CONSOLIDATED SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS For The Years Ended December 31, 1997, 1998 and 1999 (In Thousands)


                                                     1997                    1998                    1999
                                                Allowance for           Allowance for            Allowance for
                                              Doubtful Accounts       Doubtful Accounts        Doubtful Accounts

Additions:

Balance at Beginning of Period                              $1,480                  $1,993                   $6,393

Charged to Costs and Expenses(1)                             9,519                  12,690                    8,775

Charged to Other Accounts                                      ---                     ---                      ---

Deductions from Reserves                                     9,006                   8,290                   12,249
                                                             -----                   -----                   ------

Balance at End of Period                                    $1,993                  $6,393                   $2,919
                                                             =====                   =====                    =====

(1) The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 1997, 1998 and 1999 was adequate.

GORAN  CAPITAL  INC.-  CONSOLIDATED  SCHEDULE  VI  -  SUPPLEMENTAL   INFORMATION
CONCERNING PROPERTY - CASUALTY INSURANCE OPERATIONS For The Years Ended December 31, 1997, 1998 and 1999 (In Thousands)


          Deferred   Reserves   Discount,  Unearned    Earned      Net           Claims and       Amorti-zatiPaid       Premiums
          Policy     for        if any,    Premiums    Premiums    Invest-menAdjustment Expenses  of         Claims     Written
          AcquisitionUnpaid     deducted                           Income         Incurred        Deferred   and
          Costs      Claims     in                                               Related to:      Policy     Claim
                     and        Column C                                                          Acqui-sitioAdjust-
                     Claim                                                                        Costs      ment
                     Adjust-                                                                                 Expense
                     ment
                     Expense
--------- ---------- ---------- ---------- ----------- ----------- --------- -------------------- ---------- ---------- -----------

Consolidated property - casualty entities                                    Current    Prior
                                                                             Years      Years

1997       11,849    152,871    ---        118,616     276,540     12,777    201,483     9,516    19,356     203,012     448,982

1998      16,332     218,233    ---        110,664     342,177     13,401    268,750    12,142    51,558     236,179    546,771

1999      13,920     219,918    ---        90,007      276,040     13,418    243,747    32,886    46,126     248,682    473,687



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

                                                     GORAN CAPITAL INC.


April 14, 2000                                       By:  /s/ Alan G. Symons
                                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 14, 2000, on behalf of the Registrant in the capacities indicated:

(1) Principal Executive Officer:


/s/ Alan G. Symons
Chief Executive Officer

(2) Principal Financial Officer:


/s/ Bruce K. Dwyer

Vice President and Chief Financial Officer,
Principal Accounting Officer


(3) The Board of Directors:


/s/ G. Gordon Symons                                      /s/ J. Ross Schofield
Chairman of the Board                                         Director


/s/ John K. McKeating                                    /s/ Douglas H. Symons
Director                                                     Director


/s/ David B. Shapira                                     /s/ Alan G. Symons
Director                                                      Director