Form 10-K/A
period 1999-12-31
GORAN CAPITAL INC
filed 2000-05-18
CIK 925600

FORM 10-K/A

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

                                AUDITORS' REPORT

To the Shareholders of Goran Capital Inc.

We have audited the consolidated balance sheets of Goran Capital Inc. (incorporated in Canada) as of December 31, 1999 and 1998, and the related consolidated statements of earnings (loss), changes in shareholders' equity (deficit), and cash flows for each of the years ended December 31, 999, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Goran Capital Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997, in accordance with Canadian general accepted accounting principles.

On March 14,, 2000, except for Note 23 which is as of March 23, 2000, we also reported separately and issued an unqualified opinion to the shareholders of Goran Capital Inc. on the financial statements for the same period, prepared in accordance with United States of America generally accepted accounting principles are reference should be made to that report.

Schwartz Levitsky Feldman, llp
Chartered Accountants

Toronto, Ontario
March 14, 2000, except for Note 23,
 which is as of March 23, 2000




CONSOLIDATED FINANCIAL STATEMENTS
as of December 31, 1999 and 1998
(in thousands, except share data)

CONSOLIDATED BALANCE SHEETS
                                                                                        1999          1998

ASSETS:
Investments:
Available for sale:
Fixed maturities                                                                    $177,171      $194,277
Equity securities                                                                     15,511        13,691
Short-term investments, at amortized cost, which approximates market                  32,634        27,637
Mortgage loans, at cost                                                                1,990         2,100
Other invested assets                                                                    945           890
TOTAL INVESTMENTS                                                                    228,251       238,595
Investments in and advances to related parties                                         1,646         3,495
Reinsurance recoverable on paid and unpaid losses                                     88,293        67,885
Cash and cash equivalents                                                              3,173        15,123
Receivables, net of allowances                                                        92,446       123,690
Prepaid reinsurance premiums                                                          10,259        17,486
Federal income taxes recoverable                                                       6,820        12,711
Deferred policy acquisition costs                                                     13,920        16,332
Future income taxes                                                                        0         5,825
Capital assets, net of accumulated amortization                                       21,967        19,350
Intangible assets                                                                     43,812        46,300
Other assets                                                                           9,335         4,197
TOTAL ASSETS                                                                        $519,922      $570,989


LIABILITIES:

Losses and loss adjustment expenses                                                 $219,918      $207,432
Unearned premiums                                                                     90,007       110,665
Reinsurance payables                                                                  37,603        12,353
Notes payable                                                                         16,929        13,744
Distributions payable on preferred securities                                          4,809         4,809
Other                                                                                 28,543        17,474
TOTAL LIABILITIES                                                                   $397,809      $366,477
Minority interest:
Equity in net assets of subsidiaries                                                      --        19,787
Company obligated mandatorily redeemable preferred stock of trust subsidiary
 holding solely parent debentures                                                    135,000       135,000

SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock                                                                          19,317        19,317
Contributed surplus                                                                    2,775         2,775
Cumulative translation adjustment                                                         13           252
Retained earnings (accumulated deficit)                                              (34,992)       27,381
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                 (12,887)       49,725
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $519,922      $570,989
The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED FINANCIAL STATEMENTS for the years ended December 31, 1999, 1998, and 1997 (in thousands, except per share data) CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

                                                                                         1999           1998        1997
Gross premiums written                                                               $473,687       $546,771     $448,982
Less ceded premiums                                                                 $(217,188)     $(184,665)   $(167,086)
    NET PREMIUMS WRITTEN                                                             $256,499       $362,106     $281,896
    NET PREMIUMS EARNED                                                              $276,040       $342,177     $276,540
Fee income                                                                             15,791         20,203       17,821
Net investment income                                                                  13,418         13,401       12,777
Net realized capital gain                                                                  65          4,104        9,393
    TOTAL REVENUES                                                                    305,314        379,885      316,531
Expenses:
    Losses and loss adjustment expenses                                               276,633        280,892      210,999
    Policy acquisition and general and administrative expenses                         97,950        103,926       63,344
    Interest expense                                                                      620            163        3,087
    Amortization of intangibles                                                         2,687          2,379        1,197
    TOTAL EXPENSES                                                                    377,890        387,360      278,627
    EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST AND UNDERNOTED          (72,576)        (7,475)      37,904
        ITEMS
Income taxes:

    Current                                                                            (6,617)        (1,706)      12,720
    Future                                                                              7,865           (332)      (1,124)
    TOTAL INCOME TAXES                                                                  1,248         (2,038)      11,596
    NET EARNINGS (LOSS) BEFORE MINORITY INTEREST AND UNDERNOTED ITEMS
                                                                                      (73,824)        (5,437)      26,308
Minority Interest                                                                     (19,787)        (4,849)       7,205
Distributions on preferred securities, net of tax                                       8,336          8,411        3,120
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                        (62,373)        (8,999)      15,983
Net earnings (loss) from discontinued operations                                         ----         (2,937)      (3,545)
NET EARNINGS (LOSS)                                                                  $(62,373)      $(11,936)     $12,438
Weighted average shares outstanding - Basic                                         5,876,398      5,841,329    5,590,576
Earnings (loss) per share from continuing operations                                  $(10.61)       $(1.54)         $2.86
Earnings (loss) per share from continuing operations - fully diluted                  $(10.61)       $(1.54)         $2.70
Net earnings (loss) per share                                                         $(10.61)       $(2.04)         $2.22
Net earnings (loss) per share - fully diluted                                         $(10.61)       $(2.04)         $2.12
The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED FINANCIAL STATEMENTS
for the years ended December 31, 1999, 1998, and 1997 (in thousands, except number of shares) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                            Cumulative       Total
                                                                                           Transulation  Stockholders'
                                          Capital Stock        Contributed     Retained     Adjustment
                                        Shares      Amount       Surplus       Earnings                      Equity
                                                                                                           (Deficit)

BALANCE AT JANUARY 1, 1997
                                        5,405,820    $17,416          $2,775      $27,401        $(334)         $47,258

Net earnings                                                                       12,438                        12,438
Change in Cumulative Translation
Adjustment                                                                                           42              42
Issuance of common shares                 324,456        594                                                        594
BALANCE AT DECEMBER 31, 1997             ________    _______      __________     ________     _________       _________
                                        5,730,276     18,010           2,775       39,839         (292)          60,332

Net loss                                                                         (11,936)                      (11,936)
Change in Cumulative Translation
Adjustment                                                                                          544             544
Issuance of common shares                 215,922      1,533                                                      1,533
Purchase of common shares                (69,800)      (226)                        (522)                         (748)
BALANCE AT DECEMBER 31, 1998           __________    _______       _________     ________      ________        ________
                                        5,876,398     19,317           2,775       27,381           252          49,725

Net earnings (loss)                                                              (62,373)                      (62,373)
Change cumulative translation
adjustment                                                                                        (239)           (239)
BALANCE AT DECEMBER 31, 1999            _________    _______       _________     ________     _________      __________
                                        5,876,398    $19,317          $2,775    $(34,992)           $13       $(12,887)


The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED FINANCIAL STATEMENTS
for the years ended December 31, 1999, 1998, and 1997 (in thousands) CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              1999            1998           1997
Cash flows from operating activities
    Net earnings (loss)                                                         (62,373)        (11,936)       12,438
    Adjustments to reconcile net earnings (loss) to net cash provided from operations:
        Minority interest                                                       (19,787)         (4,849)        7,205
        Amortization and other                                                    7,722           6,032         5,258
        Future income tax expense (benefit)                                       8,462          (3,727)       (1,124)
        Loss (gain) on sale of investments                                          (65)         (4,104)       (9,393)
        Gain on sale of capital assets                                               --            (267)           --
        Net changes in operating assets and liabilities (net of assets acquired):
           Receivables                                                           31,244         (11,427)       (6,395)
           Reinsurance recoverable on losses                                    (20,208)         40,321       (61,311)
           Prepaid reinsurance premiums                                           7,227          19,121       (21,624)
           Federal income taxes recoverable                                       5,891               0             0
           Deferred policy acquisition costs                                      2,412          (4,483)        2,011
           Other assets and liabilities                                           3,055         (11,836)       (4,083)
           Losses and loss adjustment expenses                                   12,486          54,561        25,826
           Unearned premiums                                                    (20,658)         (7,951)       27,409
           Reinsurance payables                                                  25,250         (48,770)       37,810
NET CASH PROVIDED FROM (USED IN) OPERATIONS                                     (19,542)         10,685        14,027
    Cash flow from investing activities net of assets acquired:
        Purchase of minority interest and subsidiaries                                0          (1,208)      (61,000)
        Net sales (purchases) of short-term investments                         (13,168)         (8,807)       11,638
        Proceeds from sales, calls and maturities of fixed maturities           206,208         129,951       227,604
        Purchases of fixed maturities                                          (182,453)       (148,417)     (268,542)
        Proceeds from sales of equity securities                                 11,215          69,379        36,101
        Purchase of equity securities                                            (9,850)        (42,909)      (35,558)
        Net proceeds from (purchase) sales of other investments                  (2,045)           (390)           41
        Purchase of capital assets                                               (7,278)         (9,348)       (5,803)
        Cash paid for NACU                                                           --          (3,000)           --
        Other, net                                                                  (71)             --         1,130
NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                             2,558         (14,749)      (94,389)
    Cash flow from financing activities net of assets acquired:
        Proceeds from issuance of preferred securities                               --              --       129,877
        Proceeds from issue of share capital                                         --             356           594
        Redemption of share capital                                                  --            (748)           --
        Proceeds from (payments made on) term debt                                3,185           7,855       (43,818)
        Proceeds from consolidated subsidiary minority interest owner                --              --         2,354
        Loans from and (repayments to) related parties                            1,849          (1,600)           --
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                       5,034           5,863        89,007
Increase (decrease) in cash and cash equivalents                                (11,950)          1,799         8,645
Cash and cash equivalents, beginning of year                                     15,123          13,324         4,679
Cash and cash equivalents, end of year                                            3,173          15,123        13,324

The accompanying notes are an integral part of the consolidated financial statements.

GORAN CAPITAL INC AND SUBSIDIARIES
-------------------------------------------------------------------

1.   Nature of Operations and Significant Accounting Policies:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada.

Goran Capital Inc. ("Goran" or the "Company") is the parent company of the Goran group of companies. The consolidated financial statements include the accounts of all subsidiary companies of Goran as follows:

Symons International Group, Inc. ("SIG") is a 68% owned subsidiary of Goran. SIG is primarily involved in the sale of nonstandard automobile insurance and crop insurance. It's products are marketed through independent agents and brokers. Its insurance subsidiaries are licensed in 35 states, primarily in the Midwest and Southern United States.

SIG's wholly-owned subsidiaries are as follows:

     Superior Insurance Group Management, Inc ("Superior Group Management") (formerly, GGS Management Holdings, Inc. ("GGSH")) -a holding company for the nonstandard automobile operations which includes:

         Superior Insurance Group, Inc. ("Superior Group") (formerly, GGS Management, Inc. ("GGS")) -a management company for the nonstandard automobile operations;

         Superior Insurance Company ("Superior")-an insurance company domiciled in Florida;

         Superior American Insurance Company ("Superior American")-an insurance company domiciled in Florida;

         Superior Guaranty Insurance Company ("Superior Guaranty")-an insurance company domiciled in Florida;

         Pafco General Insurance Company ("Pafco")-an insurance company domiciled in Indiana;

     IGF Holdings, Inc. ("IGFH")-a holding company for the crop operations which includes IGF and Hail Plus Corp.;

         IGF Insurance Company("IGF")-an insurance company domiciled in Indiana;

         North American Crop Underwriters, Inc. ("NACU") - a managing general agency with exclusive focus on crop insurance.

        Granite Reinsurance Company Ltd. ("Granite Re") - a finite risk reinsurance company based in Barbados.

        Granite Insurance Company ("Granite") - a Canadian federally licensed insurance company which ceased writing new insurance policies on January 1, 1990.

         Symons International  Group, Inc. of Ft. Lauderdale,  Florida ("SIGF")
     - a Florida based surplus lines insurance agency. These operations have been discontinued effective January 1, 1999.

        On August 12, 1997, the Company acquired the remaining 48% minority interest in Superior Group Management from Goldman Funds through a purchase business combination. (See Note 2.)

     On July 8, 1998, the Company acquired NACU through a purchase business combination. The Company's Consolidated Statement of Earnings for the year ended December 31, 1998 includes the results of operations of NACU subsequent to July 8, 1998. (See Note 2.)

a. Basis of Presentation: The consolidated financial statements include the accounts, after intercompany eliminations, of Goran and its subsidiary companies.

b. Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

c. Premiums: Premiums are recognized as income ratably over the life of the related policies and are stated net of ceded premiums. Unearned premiums are computed on the semimonthly pro rata basis.

d.  Investments:  Investments are presented on the following basis:

     Fixed maturities and equity securities are classified as available for sale and are carried at market value with the unrealized gain or loss as a component of stockholders' equity, net of deferred tax, and accordingly, has no effect on net income.

     Real estate-at cost, less allowances for depreciation.

     Mortgage loans-at outstanding principal balance.

     Realized gains and losses on sales of investments are recorded on the trade date and are recognized in net income on the specific identification basis. Interest and dividend income are recognized as earned.

e. Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company includes in cash and cash equivalents all cash on hand and demand deposits with original maturities of three months or less.

f. Deferred Policy Acquisition Costs: Deferred policy acquisition costs are comprised of agents' commissions, premium taxes, certain other costs and investment income (starting in 1999) which are related directly to the acquisition of new and renewal business, net of expense allowances received in connection with reinsurance ceded, which have been accounted for as a reduction of the related policy acquisition costs. These costs are deferred and amortized over the terms of the policies to which they relate. Acquisition costs that exceed estimated losses and loss adjustment expenses and maintenance costs are charged to expense in the period in which those excess costs are determined.

g. Capital Assets: Capital Assets are recorded at cost. Amortization for buildings is based on the straight-line method over 31.5 years and the straight-line method for other property and equipment over their estimated useful lives ranging from five to seven years. Asset and accumulated amortization accounts are relieved for dispositions, with resulting gains or losses reflected in net income.

h. Intangible Assets: Intangible assets consists primarily of goodwill, and debt acquisition costs. Goodwill is amortized over a 25-year period on a straight-line basis based upon management's estimate of the expected benefit period. Deferred debt acquisition costs are amortized over the term of the debt.

i. Losses and Loss Adjustment Expenses: Reserves for losses and loss adjustment expenses include estimates for reported unpaid losses and loss adjustment expenses and for estimated losses incurred but not reported. These reserves have not been discounted. The Company's loss and loss adjustment expense reserves include an aggregate stop-loss program. Reserves are established using individual case-basis valuations and statistical analysis as claims are reported. Those estimates are subject to the effects of trends in loss severity and frequency. While management believes the reserves are adequate, the provisions for losses and loss adjustment expenses are necessarily based on estimates and are subject to considerable variability. Changes in the estimated reserves are charged or credited to operations as additional information on the estimated amount of a claim becomes known during the course of its settlement. The reserves for losses and loss adjustment expenses are reported net of the receivables for salvage and subrogation of approximately $8,506,000 and $10,684,000 at December 31, 1999 and 1998, respectively.

j. Preferred Securities: Preferred securities represent Company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures and are reported at their liquidation value under minority interest. Distributions on these securities are charged against consolidated earnings.

k. Income Taxes: The Company utilizes the liability method of accounting for future income taxes. Under the liability method, companies will establish a future tax liability or asset for the future tax effects of temporary differences between book and taxable income. Changes in future tax rates will result in immediate adjustments to future taxes. (See Note 11.) Valuation allowances are established when necessary to reduce future assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in future tax assets and liabilities.

l. Reinsurance: Reinsurance premiums, commissions, expense reimbursements, and reserves related to reinsured business are accounted for on basis consistent with those used in accounting for the original policies and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income.

m. Asset Impairment Policy: The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

n. Certain Accounting Policies for Crop Insurance Operations: In 1996, IGF instituted a policy of recognizing (i) 35% of its estimated multiple peril crop insurance (MPCI) gross premiums written for each of the first and second quarters, 20% for the third quarter and 10% for the fourth quarter; (ii) commission expense at the applicable rate of MPCI gross premiums written recognized; and (iii) Buy-up Expense Reimbursement at a rate of 25% in 1999, 27% in 1998, and 29% in 1997 of MPCI gross premiums written recognized along with normal operating expenses incurred in connection with premium writings. In the third quarter, if a sufficient volume of policyholder acreage reports have been received and processed by IGF, IGF's policy is to recognize MPCI gross premiums written for the first nine months based on a reestimate which takes into account actual gross premiums processed. If an insufficient volume of policies has been processed, IGF's policy is to recognize in the third quarter 20% of its full year estimate of MPCI gross premiums written, unless other circumstances require a different approach. The remaining amount of gross premiums written is recognized in the fourth quarter, when all amounts are reconciled. IGF recognizes MPCI underwriting gain or loss during the first and second quarters, as well as the third quarter, reflecting IGF's best estimate of the amount of such gain or loss to be recognized for the full year, based on, among other things, historical results, plus a provision for adverse developments. In the third and fourth quarters, a reconciliation amount is recognized for the underwriting gain or loss based on final premium and latest available loss information.

o. Comparative Figures: Certain Comparative figures have been reclassified to conform with the basis of presentation adopted in 1999.

p. Accounting Changes: In the consolidated financial statements, the Company has adopted the following pronouncements:

     Segmented Information - Canadian Institute of Chartered Accountants ("CICA") Handbook Section 1701 and United States Financial Accounting Standards Board ("FASB") Statement of Accounting Standard No. 131; the adoption of these standards is consistent with the Company"s previously established segment disclosures.

     Income Taxes - CICA Handbook Section 3465; the standard is consistent with FASB Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes". These standards require an asset and liability approach that takes into account changes in tax rates when valuing the future tax amounts reported in the balance sheet. Valuation allowances are established when necessary, to reduce future tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in future tax assets and liabilities.

     Losses and Loss Adjustment Expense - the Company's accounting policy prior to 1998 was to discount the reserves for direct claims for the time value of money. Effective January 1, 1998, the Company adopted its current policy (see Note 1 (i)) which does not take into the account the impact of discounting. The new policy is consistent with United States generally accepted accounting principals ("GAAP").

     The net impact of the changes in accounting for income taxes and loss and loss adjustment expense has been applied prospectively in the accounts with no material effect for 1998 and prior year. The impact of the previously applied policies on the 1997 financial statements is presented in the reconciliation of Canadian and United States GAAP in Note 22.

q. Earnings Per Share: The Company's basic earnings per share calculations are based upon the weighted average number of shares of common stock outstanding during each period. Due to the net loss in 1998 and 1999, fully diluted earnings per share is the same as basic earnings per share.



2.   Corporate Reorganization and Acquisitions:

     On August 12, 1997, the Company purchased the remaining minority interest in Superior Group Management for $61 million in cash. The excess of the acquisition price over the minority interest liability aggregated approximately $36,045,000 and was assigned to goodwill as the fair market value of assets and liabilities approximated their carrying value.

     In July 1998, IGFH acquired all of the outstanding shares of common stock of NACU, a Henning, Minnesota based managing general agency which focuses exclusively on crop insurance. The acquisition price for NACU was
     $4,000,000 of which $3,000,000 was paid in cash and the remaining $1,000,000 payable July 1, 2001 without interest.

     The acquisition of NACU was accounted for as a purchase and recorded as follows (in thousands):

                      Assets acquired                                 $21,035
                      Liabilities assumed                              19,705
                      Net assets acquired                               1,330
                      Purchase price                                    4,000
                      Excess purchase price (goodwill)                 $2,670

     The Company's results from operations for the year ended December 31, 1998 include the results of NACU subsequent to July 8, 1998.

3.   Investments:

Investments are summarized as follows (in thousands):

                                                      Cost or                                   Estimated
                                                    Amortized             Unrealized             Market
December 31, 1999                                       Cost               Gain Loss              Value

Fixed Maturities:
U.S.  Treasury  securities and obligations of U.S.
    government corporations and agencies               $63,857          $103       $(2,773)      $61,187
Foreign governments                                       ----         -----          ----          ----
Obligations of states and political subdivisions            42         -----            (4)           38
Corporate securities                                   113,272            14        (2,895)      110,391
    TOTAL FIXED MATURITIES                             177,171           117        (5,672)      171,616
Equity securities                                       15,511           884        (2,840)       13,555
Short-term investments                                  32,634          ----          ----        32,634
Mortgage loans                                           1,990          ----          ----         1,990
Other invested assets                                      945     ---------     ---------           945

    TOTAL INVESTMENTS                                 $228,251        $1,001       $(8,512)     $220,740

                                                      Cost or                                   Estimated
                                                     Amortized            Unrealized             Market
December 31, 1998                                       Cost               Gain Loss              Value

Fixed Maturities:
U.S.  Treasury  securities and obligations of U.S.
    government corporations and agencies               $74,060        $2,193          $(174)    $76,079
Foreign governments                                       ----          ----           ----        ----
Obligations of states and political subdivisions         7,080             3           (115)      6,968
Corporate securities                                   113,137         1,766           (699)    114,204
    TOTAL FIXED MATURITIES                             194,277         3,962           (988)    197,251
Equity securities                                       13,691           755         (1,458)     12,988
Short-term investments                                  27,637          ----           ----      27,637
Mortgage loans                                           2,100          ----           ----       2,100
Other invested assets                                      890          ----           ----         890

    TOTAL INVESTMENTS                                 $238,595        $4,717        $(2,446)   $240,866

At December 31, 1999, 91.4% of the Company's fixed maturities were considered investment grade by Standard & Poors Corporation or Moody's Investor Services, Inc. Securities with quality ratings Baa and above are considered investment grade securities. In addition, the Company's investments in fixed maturities did not contain any significant geographic or industry concentration of credit risk.

The amortized cost and estimated market value of fixed maturities at December 31, 1999, by contractual maturity, are shown in the table which follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty (in thousands):



                                                                                     Estimated Market
                                                                   Amortized Cost          Value

(in thousands)
Maturity:
    Due in one year or less                                                  $4,276             $4,268
    Due after one year through five years                                    91,708             89,901
    Due after five years through ten years                                   40,779             38,566
    Due after ten years                                                      37,099             35,641
    Mortgage-backed securities                                                3,309              3,240
TOTAL                                                                      $177,171           $171,616

Gains and losses realized on sales of investments are as follows (in thousands):

                                                                     1999       1998           1997

Proceeds from sales                                              $206,208        $129,951      $227,604
Gross gains realized                                               $3,375         $10,901       $10,639
Gross losses realized                                             $(3,310)      $ (6,797)      $(1,246)

  Net investment income for the years ended December 31 are as follows (in thousands):

                                                                 1999            1998              1997

Fixed maturities                                                  $12,301     $11,931           $11,213
Equity securities                                                     401         596               340
Cash and short-term investments                                     1,475       1,346             1,544
Mortgage loans                                                        152         173               182
Other                                                               (173)          32              (40)
Total investment income                                            14,156      14,078            13,239
Investment expenses                                                 (738)        (677)            (462)
Net investment income                                             $13,418     $13,401           $12,777

  Investments  with a market value of  $23,374,000,  $31,201,000 and $42,367,000
  (amortized  cost of $23,426,000,  $30,958,000 and  $40,690,000) as of December
  31, 1999, 1998 and 1997, respectively, were on deposit in the United States and Canada. The deposits are required by various insurance departments and others to support licensing requirements and certain reinsurance contracts, respectively.

4.   Deferred Policy Acquisition Costs:

Policy acquisition costs are capitalized and amortized over the life of the policies. Policy acquisition costs are those costs directly related to the issuance of insurance policies including commissions, premium taxes, and underwriting expenses net of reinsurance commission income on such policies. During 1999 the Company changed its method of calculating deferred policy acquisition costs by including investment income in the computation. Prior period calculations did not consider investment income. The effect of the change was to increase policy acquisition costs by approximately $4,071,000 in 1999. Policy acquisition costs both acquired and deferred, and the related amortization charged to income were as follows (in thousands):

                                                                 1999            1998           1997

Balance, beginning of year                                        $16,332     $11,849        $13,860
Costs deferred during year                                         43,714      56,041         17,345
Amortization during year                                         (46,126)     (51,558)       (19,356)
Balance, end of year                                              $13,920     $16,332        $11,849

5.   Capital Assets:

Capital Assets at December 31 are summarized as follows (in thousands):

                                                                  Accumulated

                                                   1999 Cost     Amortization      1999 Net     1998 Net

Land                                                      $260            $----          $260         $260
Buildings                                                7,412            1,232         6,180        6,348
Office furniture and equipment                           7,626            4,853         2,773        3,182
Automobiles                                                160               57           103           70
Computer equipment                                      20,889            8,238        12,651        9,490
Total                                                  $36,347          $14,380       $21,967      $19,350

Accumulated amortization at December 31, 1998 was $9,719,000. Amortization expense related to property and equipment for the years ended December 31, 1999, 1998 and 1997 were $4,887,000 $3,151,000 and $1,754,000 respectively.

6.   Intangible Assets:

Intangible assets at December 31 are as follows (in thousands):

                                                                  Accumulated

                                                   1999 Cost     Amortization      1999 Net     1998 Net

Goodwill                                               $43,376           $4,641       $38,735      $39,851
Deferred debt costs                                      5,131              413         4,718        4,889
Other                                                    1,299              940           359        1,560
                                                       $49,806           $5,994       $43,812      $46,300

Accumulated amortization at December 31, 1998 was $3,697,000. Amortization expense related to intangible assets for the years ended December 31, 1999, 1998 and 1997 was $2,297,000 $2,379,000 and $1,197,000 respectively.

7.   Unpaid Losses and Loss Adjustment Expenses:

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows (in thousands):

                                                                               1999       1998        1997

Balance at January 1                                                       $207,432      $152,871    $127,045
Less reinsurance recoverables                                                67,885       108,206      33,113
    NET BALANCE AT JANUARY 1                                                139,547        44,665      93,932
Incurred related to:
Current year                                                                237,817       265,715     200,566
Prior years                                                                  38,816        15,177      10,433
    TOTAL INCURRED                                                          276,633       280,892     210,999
Paid related to:
Current year                                                                167,262       135,473     180,925
Prior years                                                                 117,293        50,537      79,341
    TOTAL PAID                                                              284,555       186,010     260,266
    NET BALANCE AT DECEMBER 31                                              131,625       139,547      44,665
Plus reinsurance recoverables                                                88,293        67,885     108,206
    BALANCE AT DECEMBER 31                                                 $219,918      $207,432    $152,871

Reserve  estimates  are  regularly  adjusted in  subsequent  reporting  periods, consistent with sound insurance reserving practices, as new facts and circumstances emerge which indicate a modification of the prior estimate is necessary. The adjustment, referred to as "reserve development," is inevitable given the complexities of the reserving process and is recorded in the statements  of  earnings  in the  period  the need for the  adjustments  becomes apparent. The foregoing reconciliation indicates that deficient reserve developments of $30,461,000 $12,996,000 and $10,967,000 in the December 31,
1999, 1998, and 1997 loss and loss adjustment expense reserves, respectively, emerged in the following year. The 1997 and 1998 deficient reserve development occurred primarily due to volatility in the historical trends for the nonstandard automobile business as a result of significant growth during 1996 and 1997. The deficient reserve development during 1999 resulted from a higher than expected frequency and severity on nonstandard automobile claims and from higher than expected losses on 1998 AgPI policies (see Note 16).

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and loss adjustment expenses. While anticipated price increases due to inflation are considered in estimating the ultimate claim costs, the increase in average severities of claims is caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

Liabilities for loss and loss adjustment expenses have been established when sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, a liability has been established to cover additional exposure on both known and unasserted claims. The effects of changes in settlement costs, inflation, growth and other factors have all been considered in establishing the current year reserve for unpaid losses and loss adjustment expenses.

8.   Notes Payable:

At December 31, 1999, IGF maintained a revolving bank line of credit in the amount of $15,000,000 (the "IGF Revolver"). At December 31, 1999 and 1998, the outstanding balance was $15,000,000 and $12,000,000 respectively. Interest on this line of credit was at the New York prime rate (8.50% at December 31, 1999) minus .75% adjusted daily. This line is collateralized by the crop-related uncollected premiums, reinsurance recoverable on paid losses, Federal Crop Insurance Corporation (FCIC) annual settlement, and a first lien on the real estate owned by IGF. The IGF Revolver contains certain covenants which (i) restricts IGF's ability to accumulate common stock; (ii) sets minimum standards for investments and policyholder surplus; and (iii) limits the ratio of net written premiums to surplus. At December 31, 1999, IGF was not in compliance with the minimum statutory surplus covenant. However, IGF has received a waiver from the bank for December 31, 1999.

The weighted average interest rate on the line of credit was 7.02%, 6.96%, and 8.75% during 1999, 1998 and 1997, respectively.

Notes payable at December 31, 1999 also includes a $1,000,000 note due 2001 on the purchase of NACU at no interest. The balance of notes payable at December 31, 1999 includes three smaller notes (less than $300,000 each) assumed in the acquisition of NACU due 2002-2006 with periodic payments at interest rates ranging from 7% to 9.09%.

9. Company-Obligated Mandatorily Redeemable Preferred Stock of Trust Subsidiary Holding Soley Parent Debentures.

On August 12, 1997, SIG's wholly owned trust subsidiary issued $135 million in preferred securities ("Preferred Securities") at a rate of 9.5% paid semi-annually. The principal asset of the wholly owned trust subsidiary are Senior Subordinated Notes of SIG in the principal amount of $135 million with an interest rate and maturity date substantially identical to those of the Preferred Securities. The Preferred Securities were offered under Rule 144A of the SEC ("Preferred Securities Offering") and, pursuant to the Registration Rights Agreement executed at closing, SIG filed a Form S-4 Registration Statement with the SEC on September 16, 1997 to effect the Exchange Offer. The S-4 Registration Statement was declared effective on September 30, 1997 and the Exchange Offer successfully closed on October 31, 1997. The proceeds of the Preferred Securities Offering were used to repurchase the remaining minority interest in Superior Group Management for $61 million, repay the balance of the term debt of $44.9 million the balance, after expenses, of approximately $24 million was contributed to the nonstandard automobile insurers of which $10.5 million was contributed in 1997. Expenses of the issue aggregated $5.1 million and are amortized over the term of the Preferred Securities (30 years). In the third quarter of 1997, the Company wrote off the remaining unamortized costs of the term debt of approximately $1.1 million pre-tax or approximately $0.09 per share which was recorded as an extraordinary item.

The Preferred Securities represent company-obligated mandatorily redeemable securities of a subsidiary holding solely its parent debentures and have a term of 30 years with semi-annual interest payments commencing February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years. The Preferred Security obligations of approximately $13 million per year is funded from the Company's nonstandard automobile management company and dividend capacity from the crop operations. The nonstandard auto funds are the result of management and billing fees in excess of operating costs.

The Trust Indenture for the Preferred Securities contains certain restrictive covenants. These covenants are based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters the following restrictions become effective:

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

These restrictions currently apply as SIG's consolidated coverage ratio was (4.89) in 1999, and will continue to apply until SIG's Consolidated Coverage Ratio is in compliance with the terms of the Trust Indenture. SIG is in compliance with these additional restrictions and therefore, this does not represent a default by the Company on the Preferred Securities.

Assuming the Preferred Securities Offering took place at January 1, 1997, the proforma effect of this offering on the Company's consolidated statement of earnings from continuing operations for the year ended December 31, 1997 is as follows (in thousands):

                                                                      Unaudited
         Revenues                                                       $319,019
         Net earnings from continuing operations                         $11,163
         Net earnings  from  continuing  operations  per common            $1.99
          share (fully diluted)

The pro forma results are not necessarily indicative of what actually would have occurred if these transactions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results.

10.      Capital Stock

The Company's authorized share capital consists of:

(a)      First Preferred shares

An unlimited number of first preferred shares of which none are outstanding at December 31, 1999 (1998-nil)

(b)      Common Shares

An unlimited number of common shares of which 5,876,398 are outstanding as at December 31, 1999 (1998 - 5,876,398). During the year, pursuant to the exercise of warrants and options, the Company issued nil (1998 - 215,992) common shares for aggregate consideration in the amount nil (1998 - $1,533,000) of which $1,177,000 of the consideration was in the form of a loan. During 1998, the Company purchased 69,800 of its common shares for an aggregate consideration of $748,000.

11.            Income Taxes:

The Company and its subsidiaries have net operating loss carryovers of $66,152,000. Of that amount, $43,325,000 is attributable to SIG, $15,983,000 is attributable to Goran and its non U.S. subsidiaries, and $6,844,000 is attributable to SIGF a U.S. subsidiary which does not qualify for filing consolidated tax returns with SIG. These losses are usable only against future income in these respective operating units.

As of December 31, 1999, the Company has unused net operating loss carryovers available as follows (in thousands):

  Expiring  in years  ending  not later  than                  Goran &
  December 31:                                                 Canadian                        Total
                                                    SIG        Subsidiaries        SIGF

      2000                                           541           1,571                       2,112
      2001                                                         1,537                       1,537
      2002                                           126             865                         991
      2003                                                         1,120                       1,120
      2004                                                           511                         511
      2005                                                         1,659                       1,659
      2006                                                         1,113                       1,113
      2017                                                                        4,688        4,688
      2018                                                                        1,295        1,295
      2019                                        42,658              --            861       43,519
      Capital Losses                                  --           7,607             --        7,607
          TOTAL                                   43,325          15,983          6,844       66,152

SIG files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. Intercompany tax sharing agreements between SIG and its wholly-owned subsidiaries provide that income taxes will be allocated based upon separate return calculations in accordance with the Internal Revenue Code of 1986, as amended. Intercompany tax payments are remitted at such times as estimated taxes would be required to be made to the Internal Revenue Service ("IRS"). Refunds received from the IRS are distributed in a timely manner to the appropriate subsidiaries.

A reconciliation of the differences between federal tax computed by applying the federal statutory rate of 35% to income before income taxes and the income tax provision is as follows (in thousands):

                                                                              1999          1998        1997
Computed income taxes (benefit) at statutory rate                           $(22,872)     (2,953)    $13,266
Alternative minimum taxes                                                      1,203          55        ----
Dividends received deduction                                                     (92)       (130)        (78)
Goodwill and acquisition costs                                                   793         621         179
Other                                                                         (1,649)     (1,243)       (346)
Tax Exempt (Income) Loss                                                          88         689        (134)
Application of Operating Loss Carry Forward                                      (82)       ----      (1,291)
                                                                             (22,611)     (2,961)     11,596
Valuation allowance change                                                    23,859         923        ----
Income Tax Expense (Benefit)                                                  $1,248     $(2,038)    $11,596

The net future tax asset at December 31, 1999 and 1998 is comprised of the following (in thousands):

                                                                                      1999       1998
Future tax assets:
    Unpaid losses and loss adjustment expenses                                      $4,271      $3,548
    Unearned premiums and prepaid insurance                                          5,568       5,972
    Allowance for doubtful accounts                                                  1,022       1,118
    Net operating loss carryforwards                                                23,779       8,129
    Other                                                                            2,940       1,468
        FUTURE TAX ASSET                                                           $37,580     $20,235
Future tax liabilities:
Deferred policy acquisition costs                                                  $(4,872)    $(5,716)
Other                                                                                 (799)       (604)
        FUTURE TAX LIABILITY                                                       $(5,671)    $(6,320)
                                                                                    31,909      13,915
        VALUATION ALLOWANCE                                                       $(31,909)     (8,090)
        NET FUTURE TAX ASSET                                                         $----      $5,825


At December 31, 1999 the Company's net deferred tax assets are fully offset by a valuation allowance. The company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

12.   Leases:

The Company leases buildings, furniture, cars and equipment under operating leases. Operating leases generally include renewal options for periods ranging from two to seven years and require the Company to pay utilities, taxes, insurance and maintenance expenses.

The following is a schedule of future minimum lease payments under cancelable and non-cancelable operating leases for each of the five years succeeding December 31, 1999 and thereafter, excluding renewal options (in thousands):

Year Ending December 31:
2000                                                                  $4,316
2001                                                                   2,529
2002                                                                   2,270
2003                                                                   1,411
2004 and Thereafter                                                   $2,586

Rental expense charged to operations in 1999, 1998 and 1997 amounted to $3,607,000 $2,939,000 and $1,176,000 respectively, including amounts paid under short-term cancelable leases.

13.   Reinsurance:

The Company limits the maximum net loss that can arise from a large risk, or risks in concentrated areas of exposure, by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. Such reinsurance includes quota share, excess of loss, stop-loss and other forms of reinsurance on essentially all property and casualty lines of insurance. In addition, the Company assumes reinsurance on certain risks. The Company remains contingently liable with respect to reinsurance, which would become an ultimate liability of the Company in the event that such reinsuring companies might be unable, at some later date, to meet their obligations under the reinsurance agreements.

On March 2, 1998, the Company announced that it had signed an agreement with Continental Casualty Company ("CNA") to assume its multi-peril and crop hail operations. CNA wrote approximately $80 million of multi-peril and crop hail insurance business in 1997. The Company reinsures a small portion of the Company's total crop book of business (approximately 22% MPCI and 15% crop hail) with CNA. Starting in the year 2000, assuming no event of change in control as defined in the agreement, the Company can purchase the reinsurance from CNA through a call provision or CNA can require the Company to buy the premiums reinsured with CNA. Regardless of the method of takeout of CNA, CNA must not compete in MPCI or crop hail for a period of time. There was no purchase price. The formula for the buyout in the year 2000 is based on a multiple of average pre-tax earnings that CNA received from reinsuring the Company's book of business.

Reinsurance activity for 1999, 1998 and 1997, which includes reinsurance with related parties, is summarized as follows (in thousands):

                         1999                               Gross          Ceded          Net

Premiums Written                                         $473,687      $(217,188)    $256,499
Premiums Earned                                           495,019       (218,979)     276,040
Incurred losses and loss adjustment expenses              494,725       (218,092)     276,633
Commission expenses (income)                              $76,679       $(73,088)      $3,591

                         1998

Premiums Written                                          546,771       (184,665)     362,106
Premiums Earned                                           554,722       (212,545)     342,177
Incurred losses and loss adjustment expenses              521,476       (240,584)     280,892
Commission expenses (income)                               94,818        (80,272)      14,546

                         1997

Premiums Written                                          448,982       (167,086)     281,896
Premiums Earned                                           422,200       (145,660)     276,540
Incurred losses and loss adjustment expenses              312,079       (101,080)     210,999
Commission expenses (income)                               65,529        (77,279)     (11,750)

Amounts recoverable from reinsurers relating to unpaid losses and loss adjustment expenses were $88,293,000 and $67,885,000 as of December 31, 1999 and 1998, respectively. These amounts are reported as assets and are not netted against the liability for loss and loss adjustment expenses in the accompanying Consolidated Balance Sheets.

14.      Related Party Transactions

The 1989, the Company wrote off a loan of $5,135,000 owed by a subsidiary of Symons International Group Ltd. ("SIGL"). SIGL, the majority shareholder of Goran, guaranteed this loan and pledged 1.2 million escrowed common shares of Goran (the "escrowed shares") as security for the loan. During 1994, SIGL entered into agreements with Goran whereby as consideration for the release of 766,600 of the escrowed shares, SIGL repaid $1,465,000 of the loan. During 1997, SIGL entered into an agreement with Goran whereby as consideration for release of 333,400 of the escrowed shares, SIGL repaid $1,444,000 of the loan. The balance due to Goran of $2,226,000 continues to be guaranteed by SIGL and is secured by the 100,000 remaining escrowed shares.

Included in investments and advances to related parties are $300,000 (1998 - $1,377,000) due from certain shareholders and directors which relate to the purchase of common shares of the company. Approximately $550,000 (1998 - $1,157,000) of these amounts due bear interest and are subject to repayment terms.

SIG  paid  $3,112,000   $2,832,000  and  $1,034,000  in  1999,  1998  and  1997,
respectively, for consulting and other services relative to the conversion to the company's new non-standard automobile operating system. The Company has capitalized these costs as part of its new non-standard automobile operating system. Approximately 90% of these payments are for services provided by consultants and vendors unrelated to the Company. Stargate Solutions ("Stargate") manages the work of each unrelated consultants and vendors and, as compensation for such work, has retained approximately 10% of the payments referred to above in return for management services provided. During 1999, Stargate was owned beneficially by certain directors of the Company and a relative of those directors. Also included in consulting fees to related parties is $520,000 and $270,000 in 1999 and 1998 respectively, for payments to Onex, Inc., an officer of which is on SIG's Board of Directors, for employment related matters.

15.      Regulatory Matters:

Pafco and IGF, domiciled in Indiana, prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance (IDOI). Statutory requirements place limitations on the amount of funds which can be remitted to the Company from Pafco and IGF. The Indiana statute allows 10% of surplus as regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus. The Superior entities, domiciled in Florida, prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance (FDOI). In the consent order approving the Acquisition of Superior, the FDOI (the "Acquisition Consent Order") has prohibited Superior from paying any dividends for four years without the prior written approval of the FDOI which prohibition was in effect through the 1999 calendar year. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

IGF received written approval through December 31, 1999 from the IDOI to reflect its business transacted with the FCIC as a 100% cession with any net underwriting results recognized in ceding commissions for statutory accounting purposes, which differs from prescribed statutory accounting practices. As of December 31, 1999, that permitted transaction had no effect on statutory surplus or net income. The underwriting profit results of the FCIC business, net of reinsurance of $18,206,000 $18,405,000 and $31,595,000 are netted with policy acquisition and general and administrative expenses for the years ended December 31, 1999, 1998 and 1997, respectively, in the accompanying Consolidated Statements of Earnings.

The NAIC is considering the adoption of a recommended statutory accounting standard for crop insurers, the impact of which is uncertain since several methodologies are currently being examined. Although the IDOI has permitted the Company to continue for its statutory financial statements through December 31, 1999 its practice of recording its MPCI business as 100% ceded to the FCIC with net underwriting results recognized in ceding commissions, the IDOI has indicated that in the future it will require the Company to adopt the MPCI accounting practices recommended by the NAIC or any similar practice adopted by the IDOI. Since such a standard would be adopted industry-wide for crop insurers, the Company would also be required to conform its future GAAP financial statements to reflect the new MPCI statutory accounting methodology and to restate all historical GAAP financial statements consistently with this methodology for comparability. The Company cannot predict what accounting methodology will eventually be implemented, but believe the Company will be required to adopt such methodology. The Company anticipates that any such new crop accounting methodology will not affect GAAP net earnings.

Net income (loss) of the U.S. insurance subsidiaries, as determined in accordance with statutory accounting practices (SAP), was $(20.5) million, $(21.5) million and $7.7 million, for 1999, 1998 and 1997, respectively. Consolidated statutory capital and surplus was approximately $50 million and $105 million at December 31, 1999 and 1998, respectively.

As of December 31, 1999, the risk-based capital of IGF was in excess of the company action level. Superior's risk-based capital ratio was at 199% or $151,000 below the company action level and Pafco's risk-based ratio was at 72% or $10.5 million below the company action level using the NAIC guidelines. To address IDOI concerns relating to Pafco, on February 17, 2000, Pafco agreed to an order under which the IDOI may monitor more closely the ongoing operations of Pafco. Among other matters, Pafco must:

o Refrain from doing any of the following without the IDOI's prior written consent: selling assets or business in force or transferring property, except in the ordinary course of business; disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000); lending funds; making investments, except in specified types of investments; incurring debt, except in the ordinary course of business and to unaffiliated parties; merging or consolidating with another company, or entering into new, or modifying existing, reinsurance contracts.

o Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the year 2000 ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations. Further restrictions in premium writings would result in lower premium volume. Management fees payable to Superior Group are based on gross written premium therefore lower premium volume would result in reduced management fees paid by Pafco.

o    Provide a summary of affiliate transactions to the IDOI.

o Continue to comply with prior IDOI agreements and orders to correct business practices, under which (as previously disclosed) Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and of affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

Pafco's inability or failure to comply with any of the above could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. No report has yet been issued by the IDOI on its previously disclosed target examination of Pafco, covering loss reserves, pricing and reinsurance.

Pafco has also agreed with the Iowa Department of Insurance (IADOI) to (i) limit its policy counts on automobile business in Iowa and (ii) provide the IADOI with policy count information on a monthly basis until June 30, 2000 and thereafter on a quarterly basis.

In addition Pafco has agreed to provide monthly financial information to other departments of insurance in states in which it writes business.

As previously disclosed, with regard to IGF and as a result of the losses experienced by IGF in the crop insurance operations, IGF has agreed with the IDOI to provide monthly financial statements and consult monthly with the IDOI, and to obtain prior approval for affiliated party transactions. IGF currently is in compliance with its agreement to provide monthly financial statements to IDOI; however, IGF is working with the IDOI to provide this information on a timely basis.

IGF has agreed with the IADOI that it will not write any nonstandard business, other than that which it is currently writing until such time as IGF has: (i) increased surplus; (ii) a net written premium to surplus ratios less than three to one; and (iii) surplus reasonable to its risk.

The FDOI has initiated examinations covering Superior. The scope of these examinations has covered or will cover market conduct, data processing systems, Year 2000 readiness and financial examinations as of June 30, 1999 and December 31, 1999. Although no report has been issued or other action taken by the FDOI, Superior expects to maintain ongoing discussions with the FDOI to address these and other issues, including reserve levels and financial review and reporting.

The Company's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, and the insurance regulators of other states in which the subsidiaries write business. The Company is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI in a manner satisfactory to the Company could result in future regulatory actions or proceedings that materially and adversely affect the Company.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of July 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

It is not known whether the IDOI or the FDOI will adopt the Codification, and whether the Departments will make any changes to the guidance. The Company has not estimated the potential effect of the Codification guidance if adopted by the departments of insurance. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of July 1, 2001.

16.      Commitments and Contingencies:

On February 23, 2000, a complaint for a class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed against the Company, SIG, certain officers, and certain directors in the United States District Court for the Southern District of Indiana. The complaint alleges, among other things, that the defendants rendered false and misleading statements and/or omissions concerning financial condition and business prospects of the Company, as well as the financial benefits that would inure to the Company and its shareholders. The Company intends to vigorously defend the claims brought against it.

The California Department of Insurance (CDOI) has advised the Company that it is reviewing a possible assessment which could total $3 million. This possible assessment relates to the charging of brokers fees charged to policyholders by independent agents who placed business with Superior. The CDOI has indicated that such broker fees charged by the independent agent to the policyholder were improper and has requested reimbursement to the policyholders by Superior. The Company did not receive any of these broker fees. As the ultimate outcome of this potential assessment is not deemed probable, the Company has not accrued any amount in its consolidated financial statements. Although the assessment has not been formally made by the CDOI at this time, the Company will vigorously defend any potential assessment and believes it will prevail.

         In 1998, IGF sold a total of 157 policies for agricultural business interruption insurance called AgPI that were intended to protect businesses that depend upon a steady flow of crop (or crops) to stay in business. This product was sold to a variety of businesses involved in agribusiness, including farmers, as well as grain elevator operators, produce shippers, custom harvesters, cotton gins, agriculture chemical dealers and other processing businesses whose income is heavily dependent on a stable supply of raw product (i.e., cotton), or whose product sales are negatively affected if crop yields fall (i.e., chemical dealers). Most of the policies were sold to California policyholders. The policy form required that the county in which crops reside must suffer a minimum level of crop loss before a loss recovery by a policyholder is possible. After the county loss test was met, then the policyholder must demonstrate an insurable economic loss on an individual basis under the policy.

The Company recognized approximately $7.6 million in written premium in 1998, of which $6 million was earned in 1998 and $1.6 million earned in the first quarter of 1999. Adverse weather conditions and resultant crop damage in parts of the country where the policies were sold, led the Company to begin establishing reserves for its possible exposure. However, the lack of National Agricultural Statistical Service ("NASS") and policyholder loss data adversely affected the Company's ability to establish the amount of their exposure. At December 31, 1998, the Company set its reserves at an amount equal to 100% of the earned premium. County loss data, as well as policyholder loss data, gradually became known starting in late April 1999. As of May 28, 1999, the Company recognized that it was experiencing unexpected adverse loss development on these policies and increased its incurred losses related to 1998 policies to $15 million. When the Company published second quarter results, NASS data was complete, and the Company had received policyholder data on nearly all policies to determine its exposure. The Company's estimated gross ultimate incurred loss and loss adjustment expense ("LAE") related to these policies was $25 million (gross loss before reinsurance recoveries). As the Company continued to investigate and reevaluate these claims, it increased its estimated ultimate gross incurred loss and loss adjustment expense related to these policies to $34.5 million.

IGF is a party to a number of pending legal proceedings relating to AgPI. IGF remains a defendant in six lawsuits pending in California state court (King and Fresno counties) having settled four other suits including two declaratory judgment actions that were brought by IGF in Federal District Court in California. In addition, IGF has settled 13 arbitration proceedings involving policyholders of AgPI and has no outstanding arbitrations relating to this product. The first of these proceedings was commenced in July 1999. All discovery in the remaining proceedings has been stayed pending a June 2000 hearing on IGF's appeal of an order denying a dismissal of the cases and a remanding of these disputes to arbitration as called for in the policy provisions. The policyholders involved in the open proceedings have asserted that IGF is liable to them for the face amount of their policies, an aggregate of approximately $14.7 million, plus an unspecified amount of punitive damages and attorney's fees. As of December 31, 1999, IGF had paid an aggregate of approximately $7 million to the policyholders involved in these legal proceedings. The Company increased its reserves by $9.5 million in the fourth quarter of 1999 and reserved a total of $34.5 million in 1999 of which $22.3 million was paid through December 31, 1999.

Less than $0.1 million of 1999 gross written AgPI premiums have been written and assumed by the Company in 1999; in addition the policy language was revised materially. Based on the information presently available, the Company believes that it has recognized, through loss and LAE payments and reserves, its ultimate loss exposure related to the AgPI product. The Company feels its financial reserves for the lawsuits and arbitrations are sufficient to cover the resulting liability, if any, that may arise from these matters. However, there can be no assurance that the Company's ultimate liability for AgPI related claims will not be materially greater than the $34.5 million in gross losses already recorded in the consolidated financial statements related to this product and will not have a material adverse effect on the Company's results of operations or financial condition. Of the $34.5 million AgPI losses reserved approximately $21 million has been paid to date.

During the first quarter of 1999, the Company entered into reinsurance arrangements covering a portion of the AgPI business. Under those arrangements, during the first quarter the Company recorded $4.7 million of ceded gross premium and a $9.4 million reinsurance recovery, deferring the resulting net gain of $4.7 million. The $4.7 million deferred gain was recognized as income in the second quarter. The Company subsequently negotiated a change to the reinsurance in the fourth quarter which resulted in approximately $4.2 million additional gain being recorded as of December 31, 1999. The Company is not entitled to any further recoveries under these reinsurance arrangements.

SIG is a joint and several guarantor in a $7.25 million debt collateralized by operating assets held in an entity in which SIG is a 50% owner. The estimated fair market value of the assets approximates the debt.

At December 31, 1998, the Company provided an allowance of $3.2 million associated with discrepancies identified in connection with the processing of premiums from the assumption of the CNA business and the related premiums receivable balance. In 1999, the Company resolved the discrepancy and reduced the allowance to $0.

Two assertions have been made in Florida alleging that service charges or finance charges are in violation of Florida law. The plaintiffs are attempting to obtain class certification in these actions. The Company believes that it has substantially complied with the premium financing statute and intends to vigorously defend any potential loss.

The Company, and its subsidiaries, are named as defendants in various lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the subsidiaries. These actions were considered by the Company in establishing its loss reserves. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

17.      Supplemental Cash Flow Information:

Cash paid for interest and income taxes are summarized as follows (in thousands):

                                                                               1999       1998         1997

      Cash paid for interest                                                   $515       $260       $3,467
      Cash  paid/(received)  for federal income taxes,  net of refunds    $(17,910)     $5,351      $11,670
      refunds

18.      Disclosures About Fair Values of Financial Instruments:

The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of the Company's financial instruments. Considerable judgment is required to develop these fair values and, accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of the Company's financial instruments.

a) Fixed Maturity, Equity Securities, and Other Investments: Fair values for fixed maturity and equity securities are based on quoted market prices.

b) Short-term Investments, and Cash and Cash Equivalents: The carrying value for assets classified as short-term investments, and cash and cash equivalents in the accompanying Consolidated Balance Sheets approximates their fair value.

c) Short-term Debt: The carrying value for short-term debt approximates fair value.

d) Preferred Securities: The December 31, 1999 estimated market value of the Preferred Securities was $40,500,000 based on quoted market prices.

19.         Segment Information:

The Company has two reportable segments based on products: nonstandard automobile insurance and crop insurance. The nonstandard automobile segment offers personal nonstandard automobile insurance coverages through a network of independent general agencies. The crop segment writes MPCI and crop hail insurance through independent agencies with its primary concentration in the Midwest. The accounting policies of the segments are the same as those described in "Nature of Operations and Significant Accounting Policies." There are no significant intersegment transactions. The Company evaluates performance and allocates resources to the segments based on profit or loss from operations before income taxes.

The following is a summary of the Company's segment data and a reconciliation of the segment data to the Consolidated Financial Statements. The "Corporate and Other" includes operations not directly related to the reportable business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). Segment assets are those assets in the Company's operations in each segment. "Corporate and Other" assets are principally cash, short-term investments, related-party assets, intangible assets, and property and equipment.

                                            Nonstandard                   Segment      Corporate    Consolidated
                                                Auto          Crop         Totals       & Other        Totals
(in thousands)
Year Ended December 31, 1999

Premiums earned                                  $249,094    $14,240     $263,334       $12,706       $276,040
Fee income                                         15,185        456       15,641           150         15,791
Net investment income                              12,339        293       12,632           786         13,418
Net realized capital gain (loss)                    (281)         21         (260)          325             65
Total Revenue                                     276,337     15,010      291,347        13,967        305,314

Loss and loss adjustment expenses                 230,973     34,225      265,198        11,435        276,633
Operating expenses                                 91,859        215       92,074         5,876         97,950
Amortization of intangibles                            --        493          493         2,194          2,687
Interest expense                                       --        620          620            --            620
Total expenses                                    322,832     35,553      358,385        19,505        377,890

Loss  before   income   taxes,   minority
    interest and other  items                   $(46,495)   $(20,543)    $(67,038)      $(5,538)      $(72,576)

Segment assets                                   $229,640   $145,622     $375,262      $144,660       $519,922

Year Ended December 31, 1998

Premiums earned                                  $264,022    $60,901     $324,923       $17,254       $342,177
Fee income                                         16,431      3,772       20,203            --         20,203
Net investment income                              11,958        275       12,233         1,168         13,401
Net realized capital gain (loss)                    4,124        217        4,341          (237)         4,104
Total revenue                                    $296,535     65,165      361,700        18,185        379,885

Loss and loss adjustment expenses                 217,916     52,550      270,466        10,426        280,892
Operating Expenses                                 73,346     21,906       95,252         8,674        103,926
Amortization of intangibles                            --        339          339         2,040          2,379
Interest expense                                       --        163          163            --            163
Total expenses                                    291,262     74,958      366,220        21,140        387,360

Earnings   (loss)  before  income  taxes,
    minority interest and other  items             $5,273    $(9,793)     $(4,520)      $(2,955)       $(7,475)

Segment assets                                   $376,831   $143,434     $520,265       $50,724       $570,989

Year Ended December 31, 1997

Premiums earned                                  $251,020    $20,794     $271,814         4,726       $276,540
Fee income                                         15,515      2,276       17,791            30         17,821
Net investment income                              10,969        191       11,160         1,617         12,777
Net realized capital gain (loss)                    9,462        (18)       9,444           (51)         9,393
Total revenue                                    $286,966    $23,243     $310,209        $6,322       $316,531

Loss   and   loss   adjustment   expenses
(recovery)                                        195,900     16,550      212,450        (1,451)       210,999
Operating Expenses                                 72,463    (14,404)      58,059         5,285         63,344
Amortization of intangibles                            --          2            2         1,195          1,197
Interest expense                                       --        233          233         2,854          3,087
Total expenses                                    268,363      2,381      270,744         7,883        278,627

Earnings   (loss)  before  income  taxes,
    minority interest and other  items            $18,603    $20,862      $39,465       $(1,561)       $37,904
Segment assets                                   $363,864   $119,660     $483,524       $77,324       $560,848



20.    Stock Option Plans:

Information regarding the Goran Stock Option Plan is summarized below (in Canadian dollars):

                                                        1999                       1998                      1997
                                                      Weighted                   Weighted                  Weighted
                                                       Average                    Average                   Average
                                                      Exercise                   Exercise                  Exercise
                                          Shares        Price        Shares        Price       Shares        Price

Outstanding  at the  beginning of the       695,572       $29.92       546,856       $17.86      526,899        $8.76
 year

Granted                                          --           --       363,970       $36.57      188,355       $29.57
Exercised                                        --           --     (215,254)       $10.53    (166,831)        $2.26
Forfeited/Surrendered                      (34,864)       $14.69            --           --      (1,567)       $25.45
Outstanding at the end of the year          660,708       $14.17       695,572       $29.92      546,856       $17.86
Options exercisable at year end             619,035           --       569,126           --      349,141           --
Available for future grant                  251,865           --       175,428           --       40,062           --

On November 1, 1996, SIG adopted the Symons International Group, Inc. 1996 Stock Option Plan (the "SIG Stock Option Plan"). The SIG Stock Option Plan provides SIG the authority to grant nonqualified stock options and incentive stock options to officers and key employees of SIG and its subsidiaries and nonqualified stock options to nonemployee directors of SIG and Goran. Options have been granted at an exercise price equal to the fair market value of the SIG's stock at date of grant. All of the outstanding stock options vest and become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. On October 14, 1998, all SIG options were repriced to $6.3125 per share. In November 1999, certain officers and non employee directors of SIG surrendered a total of 1,153,600 stock options.

Information regarding the SIG Stock Option Plan is summarized below:

                                                        1999                       1998                      1997
                                                      Weighted                   Weighted                  Weighted
                                                       Average                    Average                   Average
                                                      Exercise                   Exercise                  Exercise
                                          Shares        Price        Shares        Price       Shares        Price

Outstanding  at the  beginning of the     1,457,833      $6.3125     1,000,000      $6.3125      830,000       $12.50
 year

Granted                                          --      $6.3125       478,000       6.3125      185,267        15.35
Exercised                                   (1,667)      $6.3125       (4,332)       6.3125      (1,667)        12.50
Forfeited/Surrendered                   (1,243,133)      $6.3125      (15,835)       6.3125     (13,600)        12.50
Outstanding at the end of the year          213,033      $6.3125     1,457,833      $6.3125    1,000,000       $13.03
Options exercisable at year end             120,366      $6.3125       760,289      $6.3125      521,578       $12.50
Available for future grant                1,286,967                     42,167                        --

The weighted average remaining life of the SIG options as of December 31, 1999 is 7.9 years.

The Board of Directors of Superior Group Management adopted the GGS Management Holdings, Inc. Stock Option Plan (the "Superior Group Management Stock Option
Plan"), effective April 30, 1996. The Superior Group Management Stock Option Plan authorizes the granting of nonqualified and incentive stock options to such officers and other key employees as may be designated by the Board of Directors of Superior Group Management. Options granted under the Superior Group Management Stock Option Plan have a term of ten years and vest at a rate of 20% per year for the five years after the date of the grant. The exercise price of any options granted under the Superior Group Management Stock Option Plan is subject to the following formula: 50% of each grant of options having an exercise price determined by the Board of Directors of Superior Group Management at its discretion, with the remaining 50% of each grant of options subject to a compound annual increase in the exercise price of 10%, with a limitation on the exercise price escalation as such options vest.

Information regarding the Superior Group Management Stock Option Plan is summarized below:

                                                      1999                       1998                      1997
                                                    Weighted                   Weighted                  Weighted
                                                     Average                   Average                    Average
                                                    Exercise                   Exercise                  Exercise
                                         Shares       Price      Shares(1)      Price       Shares(1)      Price

Outstanding  at the  beginning of the
 year                                      94,732       $51.75       95,282        $51.75       27,777       $51.75
Granted                                        --           --           --            --       68,855           --
Forfeited                                 (2,500)       $51.75        (550)         51.75      (1,350)        51.75
Outstanding at the end of the year         92,232       $51.75       94,732        $51.75       95,282       $51.75
Options exercisable at year end            42,448                    24,601                      5,555
Available for future grant                 18,879                    16,379                     15,829

(1)  Prior years outstanding share options have been restated to properly reflect outstanding options as at those respective dates.
                                                                         Options                        Options
                                                                       Outstanding                    Exercisable
                                                        Weighted         weighted                       Weighted
                                                        Average          Average                        Average
                                        Number       Remaining Life   Exercise Price     Number      Exercise Price
Range of Exercise Prices             Outstanding       (in years)                      Exercisable

$44.17 - $53.45                             64,561               6.8          $46.13         39,668          $47.35
$58.79-$71.14                               27,671               6.8           64.87          2,777          $58.79
                                            92,232                                           42,445

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretation in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined, based on fair value at the grant dates for options granted under the Company stock option plan as well under both the SIG Stock Option Plan and the GGS Stock Option Plan during 1998, 1997 and 1996 consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro-forma net earnings and pro-forma earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows (in thousands, except per share amounts):

                                                  1999        1999         1998       1998        1997        1997
                                                   As         Pro-          As        Pro-         As         Pro-
                                                Reported      Forma      Reported     Forma     Reported     Forma
Earnings (loss) from continuing operations      $(62,373)     (65,969)    $(8,999)  $(11,941)     $15,983     $10,047
Basic EPS from continuing operations             $(10.61)     $(11.23)     $(1.54)    $(2.04)       $2.86       $1.80
Fully diluted EPS continuing operations          $(10.61)     $(11.23)     $(1.54)    $(2.04)       $2.70       $1.71
Net earnings (loss)                              (62,373)    $(65,969)   $(11,936)  $(14,678)     $12,438      $6,502
Basic EPS                                        $(10.61)     $(11.23)     $(2.04)    $(2.54)       $2.22       $1.16
Fully diluted EPS                                $(10.61)     $(11.23)     $(2.04)    $(2.54)       $2.12       $1.11

The fair value of each option grant used for purposes of estimating the pro-forma amounts summarized above is estimated on the grant date using the Black-Scholes option-pricing model with the weighted average assumptions for 1998, 1997 and 1996 shown on the following table:

                                                  SIG        Goran        SIG         SIG
                                                  1998        1998        1997        1997
                                                 Grants      Grants      Grants      Grants
Risk-free interest rates                            5.53%       5.40%       6.03%       6.40%
Volatility factors                                   0.41        0.41        0.40        0.39
Weighted average expected life                  2.5 years   3.2 years   2.0 years   3.3 years
Weighted average fair value per share               $7.20       $5.73       $5.28       $5.54

The Goran stock options are granted and denominated in Canadian dollars. The pro-forma stock based compensation for these options are translated at the average rate for the year. The weighted average fair value per share is translated at the year end rate.

21.   Quarterly Financial Information (unaudited):

Quarterly financial information is as follows (in thousands):

                                                                  First      Second       Third       Fourth           Total
                           1999

Gross written premiums                                         $152,022    $173,870     $67,685      $80,110        $473,687
Net premiums written                                             67,271      79,150      55,228       54,850         256,499
Net premiums earned                                              67,124      76,527      68,164       64,225         276,040
Total revenues                                                   73,774      83,553      74,272       73,715         305,314
Net earnings (loss)                                                $123    $(5,882)   $(13,907)    $(42,707)       $(62,373)
Net earnings (loss) per share - basic                              $.02     $(1.00)     $(2.37)      $(7.26)        $(10.61)
Net earnings (loss) per share - fully diluted                      $.02     $(1.00)     $(2.37)      $(7.26)        $(10.61)

                           1998

Gross premiums written                                         $177,196    $170,505     $95,887     $103,183        $546,771
Net premiums written                                             98,361     109,729      72,469       81,547         362,106
Net premiums earned                                              71,885      99,618      94,168       76,506         342,177
Total revenues                                                   82,149     109,085     102,407       86,244         379,885
Net earnings                                                     $3,517      $4,775  $( 10,233)     $(9,995)       $(11,936)
Net earnings (loss) per share - basic                             $0.61       $0.82     $(1.76)      $(5.16)         $(2.04)
Net earnings (loss) per share - fully diluted                     $0.59       $0.78     $(1.76)      $(5.12)         $(2.04)

In the fourth quarter of 1999, the Company provided for a valuation allowance on its net deferred tax assets of $23.1 million.

In the fourth quarter of 1999, the Company provided for additional AgPI loss reserves of $5.3 million, net of reinsurance.

During the fourth quarters of 1999 and 1998, the Company  increased  reserves on
its   nonstandard   automobile   business  by  $6.9  million  and  $3.0  million
respectively for both current and prior accident years.

In the fourth quarter of 1998, the Company provided a $3.2 million reserve for potential processing errors in the crop business assumed from CNA. The Company also increased its reserves on AgPI exposures by approximately $1.8 million. As is customary in the crop insurance industry, insurance company participants in the FCIC program receive more precise financial results from the FCIC in the fourth quarter based upon business written on spring-planted crops. On the basis of FCIC-supplied financial results, IGF recorded, in the fourth quarter, an additional underwriting gain (loss), net of reinsurance, on its FCIC business of $791,000 $(3,506,000) and $6,979,000 during 1999, 1998 and 1997, respectively.

22. Reconciliation Of Canadian And United States Generally Accepted Accounting Principles ("GAAP") And Additional Information

The consolidated financial statements are prepared in accordance with Canadian GAAP. Material differences between Canadian and U.S. GAAP are described below. There were no material difference in net earnings in 1999 and 1998

(a)      Earnings and retained earnings (in thousands):

                                                                         1997

Net earnings in accordance with Canadian GAAP                         $12,438
Add effect of difference in accounting for:
Future income taxes (see Note 1(p))                                       177
Minority interrest                                                        107
Losses and loss adjustment expenses   (see note 1(p))                    (504)
Net earnings in accordance with U.S. GAAP                             $12,218


Applying U.S. GAAP, future income tax assets would be increased by $1,975,000 and losses and loss adjustment expenses outstanding would be increased by $1,765,000 as at December 31, 1997. As a result of these adjustments, retained earnings would be increased by $140,000 which is net of related minority interest of $70,000 as at December 31, 1997. The effect of the above noted differences on other individual balance sheet items and on working capital is not significant.

(b)      Earnings per share

Earnings per share, as determined in accordance with U.S. GAAP are set out below. Basic earnings per share are computed based on the weighted average number of common shares outstanding during the year. Fully diluted are calculated using the treasury stock method and assume conversion of securities when the results are dilutive.

The following average number of shares were used for the compilation of basic and fully diluted earnings per share:

                                                                       1997

Basic                                                             5,590,576
Fully Diluted                                                     5,886,211
Earnings per share, as determined in accordance with U.S. GAAP, are as follows (no differences for 1999 and 1998)
Basic earnings per share from continuing operations $2.82 Fully diluted earnings per share from continuing operations $2.68 Basic earnings per share $2.19 Fully diluted earnings per share $2.08

(c)      Receivables from sale of capital stock

The SEC Staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP shareholders' equity would be reduced by $300,000 and $1,377,000 at December 31, 1999 and December 31, 1998, respectively to reflect the loans due from certain shareholders which relate to the purchase of common shares of the Company.

(d)      Unrealized gain (loss) on investments

U.S. GAAP requires that unrealized gains and losses on investment portfolios be included as a component in determining shareholders' equity. In addition, SFAS No. 115 permits prospective recognition of unrealized gains (losses) on investment portfolio for year-ends commencing after December 15, 1993. As a result, shareholders' equity would be (decreased) increased by $(4,874,000) and by $1,176,000 which is net of future tax of $2,637,000 and $679,000 and related minority interest of nil and $416,000 as at December 31, 1999 and 1998, respectively.

(e)      Changes in shareholders  equity(deficit)

A reconciliation of shareholders' equity (deficit) from Canadian GAAP to U.S. GAAP is as follows (in thousands):

                                                                      1999             1998
Shareholders equity in accordance with Canadian GAAP                   $(12,887)         $49,725
Add (deduct) effect of difference in account for:
    Receivables from sale of capital stock (see note c)            (300)                 (1,377)

    Unrealized (loss) gain on investments (see note d)                   (4,874)           1,176
Shareholder's equity in accordance with U.S. GAAP                      $(18,061)         $49,524


23.  Subsequent Events

On March 23, 2000, the FDOI notified SIG that Superior is required to not exceed a written premiums to surplus ratio of 4 to 1 as computed on an annualized basis and to file on a monthly basis a schedule that verifies its compliance with the net writing limitation of 4 to 1.

On February 29, 2000, SIG contributed $2.0 million in capital to Pafco.

24.   Management's Plans

The Company reported net losses of $62.4 million and $11.9 million for the years 1999 and 1998 respectively. While the stockholders equity at December 31, 1999 is a deficit of approximately $12.9 million, SIG has a thirty year mandatorily redeemable preferred stock outstanding of $135 million at an interest rate of 9.5%. This Trust Preferred is not due for redemption until 2027. The insurance subsidiaries have statutory surplus of approximately $57 million upon which the Company conducts its insurance operations. The management has initiated substantial changes in operational procedures and business in an effort to return the Company to profitable levels and to improve its financial condition. The nonstandard auto insurance segment hired a new President, a new Chief Information Officer, and pricing and claims management since the year end. The Company has and is continuing to raise its rates in a market environment where increasing rates and withdrawal from the market by other companies shows positive trends for an improving profitability of the nonstandard auto division. The crop insurance company has experienced a substantial increase in gross sales in its major product lines and strong demand for its new innovative products.

Management believes that despite the recent losses and the deterioration in stockholders equity and statutory surplus, it has developed a business plan that if successfully implemented, can substantially improve operating results and its financial condition.