Form 10-Q
period 2001-03-31
GORAN CAPITAL INC
filed 2001-05-21
CIK 925600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark One
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________



                        Commission File Number: 000-24366

                               GORAN CAPITAL INC.
             (Exact name of registrant as specified in its charter)



CANADA                                                NOT APPLICABLE
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)


                                   2 Eva Road
                                    Suite 200
                            Toronto, Ontario M9C 2A8

                               4720 Kingsway Drive
                           Indianapolis, Indiana 46205
                    (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (416) 622-0660 (Canada)
                                                         (317) 259-6300 (U.S.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


As of May 1, 2001, there were 5,776,398 shares of Registrant's common stock issued and outstanding, exclusive of shares held by Registrant.

                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                           Page
                                                                                                          Number
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets at March 31, 2001
           (unaudited) and December 31, 2000.......................................................       3

           Unaudited Consolidated Statements of Earnings (Loss)
           For the Three Months Ended
           March 31, 2001 and 2000.................................................................       4

           Unaudited Consolidated Statements of Shareholders' Equity (Deficit)
           For the Three Months Ended March 31, 2001 and 2000 .....................................       5

           Unaudited Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2000 .............................................       6

           Condensed Notes to Unaudited Consolidated Financial
           Statements..............................................................................       7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................       13

Item 3     Quantitative and Qualitative Disclosures about Market Risk..............................       18

PART II    OTHER INFORMATION.......................................................................       19

SIGNATURES      ...................................................................................       19

INDEX TO EXHIBITS
           Exhibit 11 - Analysis of Loss Per Share.................................................       20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
GORAN CAPITAL INC.
CONSOLIDATED BALANCE SHEETS
(CANADIAN GAAP, stated in thousands of U.S. dollars)

                                                                                     March 31,
                                                                                        2001           December 31,
                                                                                   (Unaudited)              2000
                                                                                   ---------------     ---------------
ASSETS
  Investments:
    Fixed maturities                                                                    $96,816            $107,827
    Equity securities                                                                    20,285              20,268
    Short-term investments, at amortized cost, which approximates market                 14,605              17,594
    Mortgage loans, at cost                                                               1,870               1,870
    Other invested assets                                                                 1,414               1,331
                                                                                          -----               -----
  TOTAL INVESTMENTS                                                                     134,990             148,890
  Investments in and advances to related parties                                          3,435               4,254
  Cash and cash equivalents                                                               4,655               3,230
  Receivables,  net  of  allowance  of  $1,952  and  $1,551  in  2001  and  2000,        66,784              54,370
    respectively
  Reinsurance recoverable on paid and unpaid losses, net                                 60,649              44,843
  Prepaid reinsurance premiums                                                           35,408              24,774
  Deferred policy acquisition costs                                                       5,995               6,454
  Property and equipment, net of accumulated depreciation                                12,388              12,400
  Intangible assets                                                                       4,947               4,983
  Other assets                                                                              189               3,784
  Assets of discontinued operations                                                     222,097             132,050
                                                                                        -------             -------
TOTAL ASSETS                                                                           $551,537            $440,032
                                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Loss and loss adjustment expense reserve                                            $103,677             $113,149
  Unearned premiums                                                                     71,022               62,386
  Reinsurance payables                                                                  89,122               63,632
  Distributions payable on preferred securities                                         18,258               15,263
  Other liabilities                                                                     19,086               14,904
  Liabilities of discontinued operations                                               220,828              131,366
                                                                                       -------              -------
TOTAL LIABILITIES                                                                      521,993              400,700
                                                                                       -------              -------
  Minority interest:
    Company-obligated  mandatorily redeemable preferred stock of trust subsidiary      112,000              112,000
                                                                                       -------              -------
    holding solely parent debentures
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, no par value,  unlimited shares  authorized,  5,776 shares issued       19,132               19,132
    and outstanding as of March 31, 2001 and December 31, 2000
  Contributed surplus                                                                   23,748               23,748
  Cumulative translation adjustment                                                       (532)                (291)
  Retained (deficit)                                                                  (124,804)            (115,257)
                                                                                      ---------            ---------
TOTAL STOCKHOLDERS' (DEFICIT)                                                          (82,456)             (72,668)
                                                                                       --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                         $551,537             $440,032
                                                                                      ========             ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(CANADIAN GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                                        Three Months Ended
                                                                                             March 31
                                                                                       -----------------------
                                                                                        2001             2000
                                                                                       ------           ------
Gross premiums written                                                                $48,338          $59,859
Less ceded premiums                                                                    31,393           28,000
                                                                                       ------           ------
    NET PREMIUMS WRITTEN                                                              $16,945          $31,859
                                                                                      =======          =======
    NET PREMIUMS EARNED                                                               $18,844          $44,467
Fee income                                                                              2,962            3,950
Net investment income                                                                   1,809            3,122
Net realized capital gain (loss)                                                         (703)             364
                                                                                         -----             ---
    TOTAL REVENUES                                                                     22,912           51,903
                                                                                       ------           ------
Expenses:
    Losses and loss adjustment expenses                                                17,745           36,353
    Policy acquisition and general and administrative expenses                         11,673           18,730
    Amortization of intangibles                                                            46              491
                                                                                           --              ---
    TOTAL EXPENSES                                                                     29,464           55,574
                                                                                       ------           ------
    LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST          (6,552)          (3,671)
                                                                                       -------          -------

    TOTAL INCOME TAXES                                                                      0              487
                                                                                            -              ---
    LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST                           (6,552)          (4,158)
Minority interest:
Distributions on preferred securities, net of tax of $0 in both 2001 and 2000           2,995            3,264
                                                                                        -----            -----
LOSS FROM CONTINUING OPERATIONS                                                        (9,547)          (7,422)
Discontinued operations:
  Income from operations of discontinued segment, less applicable income                    0            4,010
  taxes of $0 in both 2001 and 2000                                                         -            -----

NET LOSS                                                                              $(9,547)         $(3,412)
                                                                                      ========         ========
Weighted average shares outstanding - basic and fully diluted                           5,776            5,876
                                                                                        =====            =====
Net loss from continuing operations per share - basic and fully diluted                $(1.65)          $(1.26)
                                                                                       =======          =======
Net income of discontinued operations per share - basic and fully diluted               $0               $0.68
                                                                                        ==               =====
Net loss per share - basic and fully diluted                                           $(1.65)          $(0.58)
                                                                                       =======          =======


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Canadian GAAP, stated in thousands of U.S. dollars)

                                     Common      Contributed Cumulative    Retained       Total
                                      Stock        Surplus   Translation   Earnings    Stockholders'
                                                             Adjustment   (Deficit)  Equity (Deficit)
Balance at December 31, 1999       $  19,317   $   2,775    $      13    $ (34,992)   $ (12,887)

Issuance of common shares                  0           0            0            0            0

Change in cumulative translation           0           0         (249)           0         (249)
adjustment

Net earnings (loss)                        0           0            0       (3,412)      (3,412)
                                   ---------   ---------    ---------    ---------    ---------

Balance at March 31, 2000          $  19,317   $   2,775    $    (236)   $ (38,404)   $ (16,548)
                                   =========   =========    =========    =========    =========

Balance of December 31, 2000       $  19,132   $  23,748    $    (291)   $(115,257)   $ (72,668)

Issuance of common shares                  0           0            0            0            0

Change in cumulative translation           0           0         (241)           0         (241)
adjustment

Net earnings (loss)                        0           0            0       (9,547)      (9,547)
                                   ---------   ---------    ---------    ---------    ---------

Balance at March 31, 2001          $  19,132   $  23,748        ($532)   ($124,804)   $ (82,456)
                                   =========   =========    =========    =========    =========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CANADIAN GAAP, stated in thousands of U.S. dollars)

                                                                              Three Months
                                                                             Ended March 31
                                                                          --------------------
                                                                            2001        2000
                                                                          --------    --------
Cash flows from operating activities:
    Net loss for the period                                               $ (9,547)   $ (3,412)

    Adjustments to reconcile net earnings to net cash provided by (used
    in)operations:
        Depreciation and amortization                                        1,112       1,719
        Deferred income tax provision                                            0           5
        Net realized (gain) loss                                               703        (364)
      Net changes in operating assets and liabilities:
      Receivables                                                          (10,901)       (450)
      Reinsurance recoverable on paid and unpaid losses, net               (15,806)    (14,130)
      Prepaid reinsurance premiums                                         (10,634)    (17,719)
      Deferred policy acquisition costs                                        459       2,358
      Other assets and liabilities                                           2,275      (6,333)
      Loss and loss adjustment expense reserve                              (9,472)    (15,169)
      Unearned premiums                                                      8,636       5,110
      Reinsurance payables                                                  25,490      27,697
      Distribution payable on preferred securities                           6,743       3,264
      Net assets from discontinued operation                                  (872)     17,847
                                                                              ----      ------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                  (11,814)        423
                                                                           -------         ---
Cash flow from investing activities net of assets acquired:
    Net sales of short-term investments                                      2,989       4,153
    Proceeds from sales, calls and maturities of fixed maturities           11,736      11,558
    Purchases of fixed maturities                                             (756)          0
    Proceeds from sales of equity securities                                 3,765         154
    Purchase of equity securities                                           (4,475)     (2,009)
    Proceeds from repayment of mortgage loans                                   30          30
    Purchase of property and equipment                                      (1,114)       (451)
    Net investing activities from discontinued operations                      604        (158)
    Other                                                                      (42)         44
                                                                               ---          --
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   12,737      13,321
                                                                            ------      ------
Cash flow from financing activities net of assets acquired:
    Net financing activities from discontinued operations                     (317)    (14,133)
    Loans from (advances to) related parties                                   819      (1,477)
                                                                               ---      ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            502     (15,610)
                                                                               ---     -------
Increase (decrease) in cash and cash equivalents                             1,425      (1,866)
Cash and cash equivalents, beginning of period                               3,230       2,215
                                                                             -----       -----
Cash and cash equivalents, end of period                                  $  4,655    $    349
                                                                          ========    ========


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For the Three Months Ended March 31, 2001


1.   BASIS OF PRESENTATION
     The financial statements included in this report are the consolidated financial statements of Goran Capital Inc. and its subsidiaries (the "Company"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.

     These unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in Canada ("CDN GAAP"). These principles also conform in all material respects with accounting principles generally accepted in the United States ("US GAAP"), except as disclosed in Note 8. All material intercompany amounts have been eliminated.

2.   PREFERRED SECURITIES
     The preferred securities represent company-obligated mandatorily redeemable preferred securities of a trust subsidiary holding solely parent debentures which have a term of 30 years with semi-annual interest payments commencing February 15, 1998 (the "Preferred Securities"). The holder may redeem the Preferred Securities in whole or in part after 10 years. Symons International Group, Inc. ("SIG"), a 73% owned subsidiary of Goran, began deferring the semi-annual interest payments in February 2000. Under the terms of the indenture, SIG is permitted to defer the semi-annual interest payments for up to five years.

     The trust indenture for the Preferred Securities contains certain restrictive covenants. Some of these covenants are based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") whereby if SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

          o SIG may not incur additional indebtedness or guarantee additional indebtedness.
          o SIG may not make certain restricted payments including making loans or advances to affiliates, repurchasing common stock and the payment of dividends in excess of a stated limitation.
          o    SIG may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

     These restrictions currently apply as SIG's consolidated coverage ratio was (1.3) as of March 31, 2001, and will continue to apply until SIG's consolidated coverage ratio exceeds the amount set forth in the indenture. SIG is in compliance with these additional restrictions.

3.   REGULATORY AFFAIRS
     Two of the Company's insurance company subsidiaries, Pafco Insurance Company ("Pafco") and IGF Insurance Company ("IGF") are domiciled in Indiana, prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). Statutory requirements place limitations on the amount of funds that can be remitted to the Company from Pafco and IGF. The Indiana statute allows 10% of surplus as regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus. Another insurance company subsidiary, Superior Insurance Company ("Superior"), and related entities are domiciled in Florida, and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). Florida statute contains limitations with regard to payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income; whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     To address IDOI concerns relating to Pafco, on February 17, 2000, Pafco agreed to an order under which the IDOI may monitor more closely the ongoing operations of Pafco. Among other matters, Pafco must:

     o Refrain from doing any of the following without the IDOI's prior written consent: selling assets or business in force or transferring property, except in the ordinary course of business; disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000); lending funds; making investments, except in specified types of investments; incurring debt, except in the ordinary course of business and to unaffiliated parties; merging or consolidating with another company; or entering into new, or modifying existing, reinsurance contracts.

     o Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed
          4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations. Restrictions on premium writings result in lower premium volume. Management fees payable to Superior Group are based on gross written premium; therefore lower premium volume results in reduced management fees paid by Pafco.

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

     Pafco informed the Iowa Department of Insurance ("IADOI") of its decision to stop writing new automobile business in Iowa while Pafco reviews and revises its program in the state. Pafco has agreed with the IADOI that it will not write any new nonstandard business, until such time as Pafco has reduced its overall nonstandard automobile policy counts in the state or has: (i) increased surplus; or (ii) a net written premium to surplus ratio of less than three to one; and (iii) surplus reasonable to its risk. Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

     With regard to IGF and as a result of the losses experienced by IGF in the discontinued crop insurance operations, IGF has agreed with the IDOI to provide monthly financial statements and consult monthly with the IDOI, and obtain prior approval for affiliated party transactions. The IDOI and other departments of insurance in states where IGF writes business are closely monitoring IGF. In the event a sale of the crop business is not concluded during the second quarter of 2001, it could necessitate various departments of insurance to take regulatory action against IGF.

     The financial review of Superior for the year ended December 31, 1999 by the FDOI has been completed and no report has yet been issued thereon.

     The FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Insurance Group, Inc. ("Superior Group"), another subsidiary of the Company. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held February 2001. The administrative law judge has not yet rendered a recommended order. The FDOI could reject findings in a recommended order and issue an order which could restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries. The Company would vigorously contest the issuance of any such order.

     Pafco, IGF and Superior also provide monthly financial information to the departments of insurance in certain states in which they write business, and Pafco and IGF have agreed to obtain IDOI prior approval of any new affiliated party transactions.

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

     IGF records certain reinsurance transactions related to the discontinued crop insurance business transacted with the federal government in a manner that differs from prescribed statutory accounting practices. This is a permitted practice by IDOI that has no effect on statutory surplus or net income.

     The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification.

     The changes in statutory accounting principles resulting from Codification which impacts the Company's insurance subsidiaries will, among other things, limit the statutory carrying value of electronic data processing equipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of insurance subsidiaries as of December 31, 2000 is $39.4 million. Effective January 1, 2001, the consolidated statutory surplus was reduced by $11.4 million to $28.0 million, giving recognition to the new accounting principles.

4.   COMMITMENTS AND CONTINGENCIES
     During 2000, the discontinued crop operations sold a product that insured potato producers against lost revenue caused by depressed commodity prices for potatoes. The liability attributable to these policies will be known in August 2001 and is dependent upon the market prices for potatoes sold. The commodity price of potatoes at December 31, 2000 was lower than the expected price; therefore, the Company established a $4,500,000 gross loss reserve for its unpaid loss obligations on this product. Although the Company believes the loss reserve is reasonable, the commodity price for potatoes could fluctuate, and the ultimate liability may vary from this estimate. There can be no assurance that the ultimate losses will not exceed the reserves established to date.

     As previously reported, the Company is a party to a Strategic Alliance Agreement ("SAA") with Continental Casualty Company ("CNA"). CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times an amount equal to "Average Pre Tax Income." The SAA further provides that within 30 days after exercise of the put, IGF will execute a promissory note payable six months after the exercise of the Put Mechanism in the principal amount equal to the amount owed, as specified by the SAA. CNA advised the Company that it calculated the principal amount due CNA to be $26,265,403. CNA also has asserted a claim for amounts allegedly due under certain reinsurance agreements with the Company for the 2000 crop year. The Company believes it has claims against CNA and defenses to CNA's exercise of the Put Mechanism that may offset or reduce amounts owed by the Company to CNA. The company is continuing discussions with CNA regarding various alternatives for the parties to resolve their claims. However, there can be no assurance that the ultimate resolution of the claims asserted by CNA will not have material adverse effects on the Company's, financial condition or results of operations.

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

     As previously reported, the California Department of Insurance ("CDOI") has advised the Company that it is reviewing a possible assessment which could total $3,000,000. As the ultimate outcome of this potential assessment is not deemed probable, the Company has not accrued any amount in its consolidated financial statements. No assessment has been made by the CDOI and the Company will vigorously defend any potential assessment and believes it will prevail. No material developments have occurred since last reported.

     As previously reported, IGF is a party to a number of pending legal proceedings relating to a product sold in 1998 (AgPI) which has since been discontinued. Approximately $28,949,000 has been paid through March 31, 2001 with payments totaling $161,000 in the first quarter of 2001, while a reserve of $10,751,000 remains. No material developments have occurred since last reported.

     As previously reported actions have been brought in Florida against Superior Guaranty Insurance Company (a subsidiary of Superior) purported to be brought on behalf of a class of persons alleging to be charged service charges or finance charges in violation of Florida law. No material developments have occurred since last reported.

     As previously reported, an action has been brought in Florida alleging that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The case was brought on behalf of a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The Company believes the claim is without merit and intends to vigorously defend the charges brought against it. No material developments have occurred since last reported.

     As previously reported, an action has been brought in Florida against Superior on behalf of a purported class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. No material developments have occurred since last reported.

     The Company is a joint and several guarantor in a $7,250,000 debt collateralized by operating assets held in an entity in which the Company is a 50% owner. The estimated fair market value of the assets approximates the debt.

     The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company in establishing its loss reserves considered these actions. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

5.   LOSS DEVELOPMENT ON PRIOR ACCIDENT YEARS
     During the first quarter of 2001, the Company experienced favorable development on its year-end 2000 loss and LAE reserves in the amount of $0.4 million. This was the result of favorable settlement of outstanding claims. This reduced the loss and loss adjustment expense ratio for the quarter by 2.1 percentage points.

6.   RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current year presentation.

7.   EARNINGS PER SHARE
     Basic and diluted net earnings (loss) per share are computed by dividing net earnings (loss) as reported by the average number of shares outstanding as follows:

                                                                              Three Months Ended
                                                                                   March 31
                                                                          ----------------------------
         (in thousands)                                                      2001            2000
                                                                          ------------    ------------
         Basic:
           Weighted-average common shares outstanding                           5,776           5,876
                                                                                =====           =====

         Diluted:
           Weighted-average common shares outstanding                           5,776           5,876
                                                                                =====           =====


     The Company has 743,708 stock options outstanding as of March 31, 2001. Common stock equivalents are anti-dilutive; therefore, fully diluted earnings per share are the same as basic earnings per share.

8.   UNITED STATES ACCOUNTING PRINCIPLES
     These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. There are no differences between CDN GAAP and US GAAP for both the net loss and the net loss per share. The differences between CDN GAAP and US GAAP for stockholders' (deficit) are as follows (in thousands):

                                                                     MARCH 31, 2001      DECEMBER 31, 2000
                                                                     --------------      -----------------
         Stockholders'  (deficit) in accordance  with                  $(82,456)             $(72,668)
         Canadian GAAP

         Add (deduct) effect of difference in accounting for:

             Receivable from sale of capital stock                       (1,258)               (1,258)

             Unrealized gain (loss) on investments                      $(2,783)              $(3,602)
                                                                        --------              --------
         Stockholders' (deficit) in accordance with
         US GAAP                                                       $(86,497)             $(77,528)
                                                                       =========             =========


9.   DISCONTINUED OPERATIONS
     In December 2000, the Company initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction, if completed, will transfer ownership of certain crop insurance accounts, effective with the 2001 crop cycle. Management does not expect any remaining crop business to be material to the consolidated financial statements and accordingly has discontinued reporting crop insurance as a business segment. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements.

     Summarized results of operations and financial position for discontinued operations were as follows:


        STATEMENTS OF EARNINGS (LOSSES):
        (in thousands)
                                                                             Three Months Ended
                                                                                  March 31
                                                                    ----------------------------------
                                                                         2001                2000
                                                                    ----------------     -------------
Gross premiums written                                                  $94,390              $84,360
                                                                        =======              =======
Net premiums written                                                     $7,888               $7,570
                                                                         ======               ======

     Net premiums earned                                                 $2,798               $2,933
     Net investment and fee income                                         (316)                 (33)
     Net realized capital gain                                                2                    1
                                                                              -                    -
Total revenues                                                            2,484                2,901
                                                                          -----                -----

     Loss and loss adjustment expenses                                    5,870                2,440
     Policy acquisition and general and administrative expenses          (3,623)              (3,792)
     Interest and amortization expense                                      237                  243
                                                                            ---                  ---
Total expenses                                                            2,484               (1,109)
                                                                          -----               -------

Income before income taxes                                                    0                4,010

Income tax expense (benefit)                                                  0                    0
                                                                              -                    -

Net income from discontinued operations                                      $0               $4,010
                                                                             ==               ======


        NET ASSETS OF DISCONTINUED OPERATIONS:                                MARCH 31, 2001
        (in thousands)                                                        --------------
        Assets:
          Cash and invested assets                                               $7,173
          Receivables, net of allowance for doubtful accounts                    74,933
          Reinsurance recoverable on paid and unpaid losses, net                 42,664
          Prepaid reinsurance premiums                                           85,590
          Property and equipment, net of accumulated depreciation                 4,327
          Intangible assets                                                       4,115
          Other assets                                                            3,295
                                                                                  -----
            Assets of discontinued operations                                  $222,097
                                                                               ========

        Liabilities:
          Losses and loss adjustment expenses                                    48,091
          Unearned premiums                                                      90,679
          Reinsurance payables                                                   54,609
          Notes payable                                                           1,478
          Other liabilities                                                      25,971
                                                                                 ------
            Liabilities of discontinued operations                             $220,828
                                                                               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF THE COMPANY
The Company owns approximately 73% of Symons International Group, Inc. ("SIG"). SIG owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. SIG's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). Additionally, the Company owns 100% of Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite") and Symons International Group, Inc. Florida ("SIGF").

As previously announced, the Company is currently pursuing the sale of its crop insurance operations. Management expects to complete the sale during the second quarter of 2001.

Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty"), Superior American Insurance Company ("Superior American") and IGF, are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies that are directed towards different classes of risk within the nonstandard market premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard carriers become more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Granite Re is a finite risk reinsurance company based in Barbados.

Granite is a Canadian federally licensed insurance company that ceased writing new insurance policies on January 1, 1990.

SIGF is a Florida based surplus lines insurance agency whose operations have been discontinued effective January 1, 1999.

FORWARD LOOKING STATEMENTS AND CERTAIN RISKS
All statements, trend analyses, and other information herein contained, relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believe," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks; uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and (iii) the factors described in this section and elsewhere in this report.

TIMELY DISPOSITION OF THE DISCONTINUED CROP OPERATION IS ESSENTIAL
As previously announced, the Company is pursuing a disposition for the discontinued crop operations predominantly written by IGF. If completed, the transaction is expected to transfer ownership of substantially all crop insurance accounts, effective with the 2001 crop cycle. Management has conducted negotiations with a number of interested parties and is presently focusing its efforts on a transaction which management believes will be completed during the second quarter. Failure to complete the transaction on a timely basis could have an adverse impact on the value ultimately realized by the Company from a sale. The Company would be required to pursue another possible transaction or implement alternative plans for the discontinued crop operations in order to continue as a significant competitor in the 2002 crop cycle. Additionally, further regulatory actions with regard to IGF might become more likely.

THE TERMS OF THE STRATEGIC ALLIANCE AGREEMENT MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As previously reported, the Company and two of its subsidiaries, IGF Holdings, Inc. ("IGFH") and IGF, are parties to a Strategic Alliance Agreement ("SAA") dated February 28, 1998 with Continental Casualty Company ("CNA"). By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times an amount equal to "Average Pre Tax Income." The SAA further provides that within 30 days after exercise of the put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001, CNA advised the Company that it calculated the principal amount due CNA to be $26,265,403. CNA also has asserted a claim for amounts allegedly due under certain reinsurance agreements with the Company for the 2000 crop year.

The Company believes it has claims against CNA and defenses to CNA's exercise of the Put Mechanism that may offset or reduce amounts owed by the Company to CNA. The Company believes the sale of its crop insurance business will provide an opportunity for it and CNA to resolve their claims. However, there can be no assurance that the ultimate resolution of the claims asserted by CNA will not have material adverse effects on the Company's financial condition or results of operations.

SIGNIFICANT LOSSES HAVE BEEN REPORTED AND ARE LIKELY TO CONTINUE
For the quarter ended March 31, 2001, losses from continuing operations were $(9,547,000) versus a loss of $(7,422,000) for the same period of 2000. The Company previously reported losses from continuing operations of $(63,224,000) for the year 2000 compared to losses from continuing operations of $(47,000,000) for 1999. The 2000 loss includes a one-time charge for the write-off of goodwill of $33.5 million. The nonstandard automobile operations results prior to this write-off improved over 1999; however, results continue to be unprofitable. The Company is continuing to seek and implement rate increases and other underwriting actions to further improve profitability. A number of systems have been automated and service problems have been eliminated or significantly reduced. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue. Management currently expects losses to continue through the third quarter of this year.

RECENT AND FURTHER REGULATORY ACTIONS MAY AFFECT THE COMPANY'S FUTURE OPERATIONS The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory actions by several regulators. The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that could have a material adverse effect on the Company's operations.

THE COMPANY IS SUBJECT TO A NUMBER OF PENDING LEGAL PROCEEDINGS
The Company is involved in a number of pending legal proceedings. Although the Company believes that these actions are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a materially adverse effect on the Company's operations.

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT
SIG has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in Trust Originated Preferred Securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from SIG's nonstandard automobile management company. SIG began deferring the semi-annual interest payments in February 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to: incur or guarantee debt; make payment to affiliates; repurchase its common stock; pay dividends on common stock; and increases its level of certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG.


REVIEW OF CONSOLIDATED OPERATIONS

NET LOSS
For the three months ended March 31, 2001, the Company recorded a net loss of $(9,547,000), or $(1.65) per share (basic and diluted). The net loss increased over the same quarter in 2000 by $(6,135,000) or $(1.07) per share (basic and diluted).

Income before taxes and distributions on Preferred Securities for the nonstandard automobile segment showed a loss of $(6,552,000) for the three months ended March 31, 2001 compared to a loss of $(3,671,000) for the three months ended March 31, 2000. These losses were driven primarily by a decrease in net premiums earned.

GROSS PREMIUMS WRITTEN
Gross premiums written have decreased 19.2% or $11,521,000, for the quarter ended March 31, 2001 compared to the same period in 2000. This reduction is the result of a 31.8% decrease in policies in force for the twelve months ended March 31, 2001 offset by rate increases implemented during 2000. Policy reductions were a result of increasing rates in a highly competitive market.

NET PREMIUMS WRITTEN
Net premiums written represent the portion of premiums that are being retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's insurance subsidiaries and to manage overall risk retention, the Company entered into a reinsurance agreement to cede a portion of the gross written premiums to a third party. The Company ceded approximately 62% of its gross written premiums under a quota share reinsurance contract that was effective January 1, 2000.

NET PREMIUMS EARNED
Premiums are earned ratably over the term of the underlying insurance contracts. The reduction in net premiums earned is a result of the overall reduction in gross premiums written and the increase in ceded premiums.

FEE INCOME
Fee income is derived from installment billings and other services provided to policyholders. The reduction in fee income of 25.0% in the first quarter of 2001 is partially attributed to the 19.2% reduction in gross premiums written and the timing of earned premiums.

NET INVESTMENT INCOME
Net investment income decreased 42.1% for the first quarter of 2001 compared to the same period in 2000. This is reflective of the decline in invested assets during a period of declining premiums and the payout of the prior year losses when settled in 2001.

NET REALIZED CAPITAL LOSSES
Net realized capital losses were $(703,000) in the first quarter of 2001 as compared to net realized capital gains of $364,000 in the same period of 2000. Capital losses were realized due to the continued liquidation of investments to fund operations under unfavorable market conditions.

LOSSES AND LOSS ADJUSTMENT EXPENSES
The loss and loss adjustment expense (LAE) ratio for the Company for the three months ended March 31, 2001, was 94.2% of net premiums earned as compared to 81.8% for the first quarter of 2000 and to 78.2% for the entire year of 2000. During the first quarter of 2001, the Company experienced favorable development on its loss and loss adjustment expense reserves for accidents occurring in 2000 and prior. This reduced the loss and loss adjustment expense ratio for the quarter by 2.1 percentage points.

The loss and allocated loss adjustment expense ratio for the Company for the three months ended March 31, 2001 was 74.1% compared to 77.4% for the same period in 2000. The unallocated loss adjustment expense (ULAE) ratio for the quarter was 20.7% compared to 9.1% for the first quarter of 2000. ULAE is not ceded under the reinsurance agreement; therefore, such expense represents a higher percentage of net earned premiums when compared to the same period last year. ULAE as a percentage of gross written premiums was 8.0% for the first quarter in 2001 as compared to 6.5% in 2000. This increase is a result of a higher percentage of costs being allocated to ULAE in 2001.

POLICY ACQUISITION AND GENERAL AND ADMINISTRATIVE EXPENSE
Policy acquisition and general and administrative expenses for the first quarter of 2001 declined to $11,673,000 or 37.7% from the first quarter of 2000 amount of $18,730,000. This reflects the 19.2% decline in gross written premiums, an increase in ceding commissions associated with the quota share reinsurance contract, and overall operating expense reductions. As a percentage of gross premiums written, the Company experienced a reduction in its expense ratio in 2001 from 31.3% to 24.1%. This decrease was the result of the Company continuing to reduce operating expenses, the reduction from increased ULAE expense allocated to losses, and an increase in ceding commissions earned under the quota share reinsurance contract.

PROVISION (BENEFIT) FOR INCOME TAXES
At March 31, 2001 the Company's net tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit for the three months ended March 31, 2001.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

INVESTMENTS
Total investments as of March 31, 2001 and December 31, 2000 were $135.0 million and $148.9 million, respectively. The reduction in invested assets for the quarter results from liquidations to fund claim payments and operating expenses. Composition of investments is comparable between these periods. The Company's market risk exposure has not changed materially since December 31, 2000.

INVESTMENTS IN AND ADVANCES TO RELATED PARTIES
Investments in and advances to related parties decreased from $4,254,000 at December 31, 2000, to $3,435,000 at March 31, 2001. The reduction is primarily due to the establishment in the first quarter of 2001 of an $800,000 reserve for doubtful accounts related to certain shareholder loans.

REINSURANCE BALANCES
The Company negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, the Company may cede a portion of its nonstandard automobile insurance premiums and related losses based on a variable percentage of up to 75% of earned premiums in 2001. The average ceding percentage over the year 2000 was 33%, with 41% being ceded in the fourth quarter of 2000. The ceding percentage for the first quarter of 2001 was increased to 55%. The increase in the amount of premiums and losses ceded under this contract directly affects reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES
The receivables have increased by $12,414,000, or 22.8%, from December 31, 2000. This increase is attributable to the increase in gross premiums written of $40,055,000 compared to $48,338,000 for the quarters ended December 31, 2000 and March 31, 2001, respectively.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE
Total loss and loss adjustment expense reserves decreased from $113,149,000 as of December 31, 2000 to $103,677,000 as of March 31, 2001, a reduction of approximately $9.5 million. This decrease is consistent with the Company's declining volume of business.

OTHER LIABILITIES
Other liabilities increased by $4,182,000 from December 31, 2000 to March 31, 2001. However, payables as of March 31, 2001 of $19,086,000 are more comparable to payables of $20,986,000 as of March 31, 2000.

STOCKHOLDERS' (DEFICIT)
Stockholders' (deficit) has increased by $(9,788,000) from December 31, 2000. This increase is primarily the result of the net loss of $(9,547,000) for the three months ended March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its primary subsidiaries.

The Company collects billing fees charged to policyholders that elect to make their premium payments in installments. Superior Insurance Group, Inc. ("Superior Group") also receives management fees under its management agreement with its insurance subsidiaries. When the Florida Department of Insurance ("FDOI") approved the acquisition of Superior by Superior Group Management, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Extraordinary dividends, within the meaning of the Indiana Insurance Code, cannot be paid by Pafco without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, IGF and Superior are subject to review by the IDOI and FDOI.

The non-standard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During the first quarter of 2001 and 2000, due to reduced premium volume, the Company has liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will cause the Company to shorten duration. The Company may incur the cost of selling longer bonds to pay claims as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in Trust Originated Preferred Securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of $6.5 million, which commenced February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years.

SIG began deferring the semi annual interest payments in February 2000. SIG may continue to defer interest payments in accordance with the terms of the trust indenture for up to five years. The unpaid interest installment amounts accrue interest at 9.5%. SIG expects to defer the interest payments due in August 2001.

The trust indenture contains certain restrictive covenants. These covenants are based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

o SIG may not incur additional indebtedness or guarantee additional indebtedness.
o SIG may not make certain restricted payments including making loans or advances to affiliates, repurchasing common stock and the payment of dividends in excess of a stated limitation.
o SIG may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply as SIG's consolidated coverage ratio was (1.3) at March 31, 2001, and will continue to apply until SIG's consolidated coverage ratio is in compliance with the terms of the trust indenture. SIG is in compliance with these additional restrictions.

Net cash used in operating activities in the first quarter of 2001 aggregated $(11,814,000) compared to cash provided of $423,000 in the comparable period of 2000. The reduction is due to reduced cash provided by operations as a result of lower premium volumes and continued losses.

The seasonality of the discontinued crop operations and the resultant cash flows have been historically insufficient to fund crop insurance operations during certain periods of the crop cycle. As previously reported, during 2000, IGF's working capital line of credit expired and the Company sought to obtain a replacement credit facility or other alternative financing. The Company was not able to secure a third-party credit arrangement; however, intercompany loans approved by regulators were made to IGF to fund short-term cash flow needs during the first quarter of 2001. These loans were paid in full as of March 31, 2001. As discussed under "Risk Factors", management believes a sale of the discontinued crop operations will occur during the second quarter; however, in the event that a sale of the discontinued crop insurance operations is not completed on a timely basis, the value of the crop insurance assets could be adversely affected and IGF might not be able to continue in the crop insurance business as a viable competitor.

Management expects that the discontinued crop insurance business will be sold on a timely basis and the Company believes cash flows in the nonstandard automobile operations from premiums, investment income and billing fees will be sufficient to meet obligations to policyholders and operating expenses for the foreseeable future. This is due primarily to the lag time between receipt of premiums and claims payments. Accordingly, while there can be no assurance as to the sufficiency of the Company's cash flow in future periods, the Company believes that its cash flow will be sufficient to meet all of the Company's operating expenses and operating debt service (not including the Preferred Securities) for the foreseeable future.

GAAP stockholders' equity reflected a (deficit) of $(82.5) million at March 31, 2001, which does not reflect the statutory equity upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, after the effects of Codification (See Note 3 to the consolidated financial statements), had statutory surplus of approximately $30.8 million at March 31, 2001.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Item 1. Business in the December 31, 2000 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the December 31, 2000 Form 10-K.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

          There have been no material developments in any of the pending legal proceedings previously reported by the Company in the December 31, 2000 Form 10-K.

          The Company's insurance subsidiaries are parties to other litigation arising in the ordinary course of business. The Company believes that the ultimate resolution of these lawsuits will not have a material adverse effect on its financial condition or results of operations. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimate costs of litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.   OTHER INFORMATION
          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          Exhibits:                 None
          Reports on Form 8-K:      During the first quarter of 2001, the
                                    Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 21, 2001                             By:     /s/ Alan G. Symons
                                                       ------------------------
                                                       Alan G. Symons
                                                       Chief Executive Officer



Dated: May 21, 2001                             By:       /s/ Earl R. Fonville
                                                       ------------------------
                                                       Earl R. Fonville
                                                       Vice President and
                                                       Chief Financial Officer

Goran Capital Inc. - Consolidated
Analysis of Loss Per Share
US GAAP - Treasury Method

                                                                 Three Months             Three Months
                                                                     Ended                    Ended
                                                                March 31, 2001           March 31, 2000
                                                               ------------------       ------------------
Average Price (US $)                                                         N/A                      N/A

Proceeds from Exercise of Warrants and Options (US $)                        Nil                      Nil

Shares Repurchased - Treasury Method                                         Nil                      Nil

Shares Outstanding - Weighted Average                                  5,776,398                5,876,398

Add:  Options and Warrants Outstanding (1)                                   Nil                      Nil

Less:  Treasury Method - Shares Repurchased                                  Nil                      Nil

Shares Outstanding for US GAAP Purposes                                5,776,398                5,876,398

Net Loss in Accordance with US GAAP                                 $(9,547,000)             $(3,412,000)

Net Loss Per Share - US GAAP - Basic and Fully Diluted                   $(1.65)                  $(0.58)

(1) Only those options with a dilutive effect were included above for the three months ended March 31, 2001 and 2000.