Form 10-Q
period 2001-06-30
GORAN CAPITAL INC
filed 2001-08-14
CIK 925600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark One
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from ___________ to ____________



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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


As of August 1, 2001, there were 5,776,398 shares of Registrant's common stock issued and outstanding, exclusive of shares held by Registrant.

                                 FORM 10-Q INDEX
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                                      Page
                                                                                                     Number
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets at June 30, 2001
           (unaudited) and December 31, 2000.......................................................       3

           Unaudited Consolidated Statements of Earnings (Loss)
           For the Three Months Ended
           June 30, 2001 and 2000..................................................................       4

           Unaudited Consolidated Statements of Earnings (Loss)
           For the Six Months Ended
           June 30, 2001 and 2000..................................................................       5

           Unaudited Consolidated Statements of Stockholders' Equity (Deficit)
           For the Six Months Ended June 30, 2001 and 2000 ........................................       6

           Unaudited Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000 ................................................       7

           Condensed Notes to Unaudited Consolidated Financial
           Statements..............................................................................       8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................       16

Item 3     Quantitative and Qualitative Disclosures about Market Risk..............................       21

PART II    OTHER INFORMATION.......................................................................       21

SIGNATURES      ...................................................................................       25

INDEX TO EXHIBITS
           Exhibit 11 - Analysis of Loss Per Share.................................................       26

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
GORAN CAPITAL INC.
CONSOLIDATED BALANCE SHEETS
(CANADIAN GAAP, stated in thousands of U.S. dollars)

                                                                                      June 30,
                                                                                        2001            December 31,
                                                                                    (Unaudited)             2000
                                                                                   ---------------     ---------------
ASSETS
  Investments:
    Fixed maturities                                                                    $89,473            $107,827
    Equity securities                                                                    19,522              20,268
    Short-term investments, at amortized cost, which approximates market                 15,863              17,594
    Mortgage loans, at cost                                                                   -               1,870
    Other invested assets                                                                 1,438               1,331
                                                                                      ---------          ----------
  Total investments                                                                     126,296             148,890
  Investments in and advances to related parties                                          4,137               4,254
  Cash and cash equivalents                                                              15,754               3,230
  Receivables,  net  of  allowance  of  $2,218  and  $1,940  in  2001  and  2000,        69,388              54,370
    respectively
  Reinsurance recoverable on paid and unpaid losses                                      40,822              44,843
  Prepaid reinsurance premiums                                                           36,203              24,774
  Deferred policy acquisition costs                                                       6,195               6,454
  Property and equipment, net of accumulated depreciation                                11,036              12,400
  Intangible assets                                                                       4,333               4,983
  Other assets                                                                            1,248               3,784
  Assets of discontinued operations                                                           -             132,050
                                                                                   ------------             -------
Total Assets                                                                           $315,412            $440,032
                                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities:
  Loss and loss adjustment expense reserves                                            $98,586             $113,149
  Unearned premiums                                                                     73,506               62,386
  Reinsurance payables                                                                  68,305               63,632
  Distributions payable on preferred securities                                         17,466               15,263
  Deferred income                                                                        8,750                    -
  Other liabilities                                                                     24,006               14,904
  Liabilities of discontinued operations                                                     -              131,366
                                                                                   -----------              -------
Total Liabilities                                                                      290,619              400,700
                                                                                       -------              -------
  Minority Interest:
    Company-obligated  mandatorily redeemable preferred stock of trust subsidiary       94,540              112,000
                                                                                        ------              -------
    holding solely parent debentures
Stockholders' Equity (Deficit):
  Common stock,  no par value,  unlimited  shares  authorized,  5,776,398  shares       19,132               19,132
    issued and outstanding in both 2001 and 2000
  Contributed surplus                                                                   41,728               23,748
  Cumulative translation adjustment                                                        293                 (291)
  Retained (deficit)                                                                  (130,900)            (115,257)
                                                                                      ---------            ---------
Total Stockholders' (Deficit)                                                          (69,747)             (72,668)
                                                                                     ----------           ----------
Total Liabilities And Stockholders' (Deficit)                                         $315,412             $440,032
                                                                                      ========             ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(CANADIAN GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                                        Three Months Ended
                                                                                              June 30
                                                                                   ------------------------------
                                                                                      2001              2000
                                                                                   ------------     -------------
Gross premiums written                                                                $49,950          $30,032
Less ceded premiums                                                                   (22,248)          (9,869)
                                                                                      --------          -------
    Net premiums written                                                              $27,702          $20,163
                                                                                      =======          =======
    Net premiums earned                                                               $26,411          $38,483
Fee income                                                                              3,694            3,661
Net investment income                                                                   1,712            2,690
Net realized capital loss                                                                (373)          (1,681)
                                                                                         -----          -------
    Total revenues                                                                     31,444           43,153
                                                                                       ------           ------
Expenses:
    Losses and loss adjustment expenses                                                21,890           27,806
    Policy acquisition and general and administrative expenses                         11,265           20,347
    Amortization of intangibles                                                            13              489
                                                                                      -------           ------
    Total expenses                                                                     33,168           48,642
                                                                                       ------           ------
Loss from continuing operations before income taxes and minority interest              (1,724)          (5,489)
                                                                                       -------          -------
    Total income taxes                                                                      -                -
                                                                                       -------          -------
Loss from continuing operations before minority interest                               (1,724)          (5,489)
                                                                                       -------          -------
Minority interest:
     Distributions on preferred securities, net of tax of $0 in both 2001 and 2000      2,216            2,983
                                                                                        -----            -----
Loss from continuing operations                                                        (3,940)          (8,472)
                                                                                       -------          -------
Discontinued operations:
     Income (loss) from operations of discontinued segment, less applicable            (2,156)           3,146
                                                                                       -------           -----
     income taxes of $0 in both 2001 and 2000

Net loss                                                                              $(6,096)         $(5,326)
                                                                                      ========         ========
Weighted average shares outstanding - basic and fully diluted                           5,776            5,876
                                                                                        =====            =====
Net loss from continuing operations per share - basic and fully diluted                $(0.68)          $(1.44)
                                                                                       =======          =======
Net income (loss) of discontinued operations per share - basic and fully diluted       $(0.37)           $0.53
                                                                                       =======           =====
Net loss per share - basic and fully diluted                                           $(1.05)          $(0.91)
                                                                                       =======          =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
(CANADIAN GAAP, stated in thousands of U.S. dollars, except per share data)

                                                                                         Six Months Ended
                                                                                              June 30
                                                                                   ------------------------------
                                                                                      2001              2000
                                                                                   ------------     -------------
Gross premiums written                                                                $98,288          $89,891
Less ceded premiums                                                                   (53,641)         (37,869)
                                                                                      --------         --------
    Net premiums written                                                              $44,647          $52,022
                                                                                      =======          =======
    Net premiums earned                                                               $45,255          $82,950
Fee income                                                                              6,656            7,611
Net investment income                                                                   3,521            5,812
Net realized capital loss                                                              (1,076)          (1,317)
                                                                                       -------          -------
    Total revenues                                                                     54,356           95,056
                                                                                       ------           ------
Expenses:
    Losses and loss adjustment expenses                                                39,635           64,159
    Policy acquisition and general and administrative expenses                         22,938           39,077
    Amortization of intangibles                                                            59              980
                                                                                       ------        ---------
    Total expenses                                                                     62,632          104,216
                                                                                       ------          -------
Loss from continuing operations before income taxes and minority interest              (8,276)          (9,160)
                                                                                       -------         -------
    Total income taxes                                                                      -              487
                                                                                       -------         -------
Loss from continuing operations before minority interest                               (8,276)          (9,647)
                                                                                       -------         -------
Minority interest:
     Distributions on preferred securities, net of tax of $0 in both 2001 and 2000      5,211            6,247
                                                                                        -----            -----
Loss from continuing operations                                                       (13,487)         (15,894)
                                                                                      --------         --------
Discontinued operations:
     Income (loss) from operations of discontinued segment, less applicable
     income taxes of $0 in both 2001 and 2000                                          (2,156)           7,156
                                                                                     ---------         -------

Net loss                                                                             $(15,643)         $(8,738)
                                                                                     =========         ========
Weighted average shares outstanding - basic and fully diluted                           5,776            5,876
                                                                                        =====            ======
Net loss from continuing operations per share - basic and fully diluted                $(2.34)          $(2.71)
                                                                                       =======          =======
Net income (loss) of discontinued operations per share - basic and fully diluted       $(0.37)           $1.22
                                                                                       =======           =====
Net loss per share - basic and fully diluted                                           $(2.71)          $(1.49)
                                                                                       =======          =======


SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Canadian GAAP, stated in thousands of U.S. dollars)


                                                                        Cumulative     Retained          Total
                                            Common      Contributed    Translation     Earnings      Stockholders'
                                             Stock        Surplus       Adjustment    (Deficit)    Equity (Deficit)
                                             -----        -------       ----------    ---------    ----------------

Balance at December 31, 1999                  $19,317          $2,775           $13     $(34,992)          $(12,887)

Repurchase of common shares                                         -             -             -              (185)
                                                (185)
Purchase of Preferred Securities                    -          21,763             -             -             21,763

Change in cumulative translation
adjustment                                          -               -         (260)             -              (260)

Net loss                                            -               -             -       (8,738)            (8,738)
                                          -----------     -----------    ----------    ----------            -------

Balance at June 30, 2000                      $19,132         $24,538       $ (247)     $(43,730)            $ (307)
                                              =======         =======       =======     =========            =======

Balance of December 31, 2000                  $19,132         $23,748       $ (291)    $(115,257)          $(72,668)

Purchase of Preferred Securities                    -          17,980             -             -             17,980

Change in cumulative translation
adjustment                                          -               -         (584)             -              (584)

Net loss                                            -               -             -      (15,643)           (15,643)
                                          -----------      ----------  ------------      --------           --------

Balance at June 30, 2001                      $19,132         $41,728       $ (293)   $ (130,900)         $ (69,747)
                                              =======         =======       =======   ===========         ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CANADIAN GAAP, stated in thousands of U.S. dollars)

                                                                                                    Six Months
                                                                                                  Ended June 30
                                                                                      ---------------------------------------
                                                                                            2001                 2000
                                                                                      -----------------    ------------------
Cash flows from operating activities:
    Net loss for the period                                                                $(15,643)              (8,738)
    Adjustments to reconcile net earnings to net cash provided by (used in)
    operations:
        Depreciation and amortization                                                         2,276                3,316
        Net realized capital loss                                                             1,076                1,311
      Net changes in operating assets and liabilities:
      Receivables                                                                           (15,018)              13,613
      Reinsurance recoverable on paid and unpaid losses                                       4,021              (16,826)
      Prepaid reinsurance premiums                                                          (11,429)             (15,627)
      Deferred policy acquisition costs                                                         259                5,473
      Other assets and liabilities                                                           12,223              (12,024)
      Loss and loss adjustment expense reserves                                             (14,563)             (23,487)
      Unearned premiums                                                                      11,120              (14,454)
      Reinsurance payables                                                                    4,673               27,878
      Distribution payable on preferred securities                                            2,203                6,622
      Deferred income                                                                         8,750                    -
      Net assets from discontinued operations                                                 1,602                9,103
                                                                                              -----                -----
Net cash used in operations                                                                  (8,450)             (23,840)
                                                                                             -------             --------

Cash flows from investing activities, net of assets acquired:
    Net  sale of short-term investments                                                       1,731               17,211
    Proceeds from sales, calls and maturities of fixed maturities                            27,045               32,024
    Purchase of fixed maturities                                                             (8,029)              (2,409)
    Proceeds from sale of equity securities                                                  16,953               12,717
    Purchase of equity securities                                                           (14,277)             (13,670)
    Proceeds from repayment of mortgage loans                                                 1,870                   60
    Purchase of property and equipment                                                       (1,577)                (751)
    Net investing activities from discontinued operations                                      (263)                (459)
    Other                                                                                       (45)                (148)
                                                                                           ---------                -----
Net cash provided by investing activities                                                    23,408               44,575
                                                                                             ------               ------

Cash flows from financing activities, net of assets acquired:
    Net financing activities from discontinued operations                                      (655)             (13,173)
    Redemption of share capital                                                                   -                 (185)
    Purchase of subsidiaries preferred securities                                            (1,896)              (2,810)
    Loans from and (repayments to) related parties                                              117                 (257)
                                                                                          ---------                 -----
Net cash used in financing activities                                                        (2,434)             (16,425)
                                                                                          ----------             --------

Increase in cash and cash equivalents                                                        12,524                4,310
Cash and cash equivalents, beginning of period                                                3,230                2,215
                                                                                           --------                -----
Cash and cash equivalents, end of period                                                    $15,754               $6,525
                                                                                            =======               ======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For the Three Months Ended June 30, 2001


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

     These restrictions currently apply as SIG's consolidated coverage ratio was (1.05) as of June 30, 2001, and will continue to apply until SIG's consolidated coverage ratio exceeds the amount set forth in the indenture. SIG is in compliance with these additional restrictions.

3.   REGULATORY AFFAIRS
     Two of the Company's insurance company subsidiaries, Pafco General Insurance Company ("Pafco") and IGF Insurance Company ("IGF") are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). Statutory requirements place limitations on the amount of funds that can be remitted to the Company from Pafco and IGF. While neither Pafco nor IGF have surplus from which to pay dividends, the Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the consent orders would presently restrict such payments in any event. Another insurance company subsidiary, Superior Insurance Company ("Superior"), and related entities are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). Florida statute contains limitations with regard to payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income; whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     As previously reported, on June 29, 2001, IDOI and IGF entered into a Consent Order (the "Consent Order") relating to the continuing operations of IGF. The entry of the Consent Order was as a result of losses experienced by IGF in its crop insurance operations and followed the sale of substantially all of the crop insurance assets of IGF to Acceptance Insurance Companies Inc. ("Acceptance").

     Among other matters, the Consent Order prohibits IGF from taking any of the following actions, without prior written consent of the IDOI: (i) sell or encumber any of its assets, property, or business in force; (ii) disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by SIG, and does not include payments in excess of $10,000);
     (iii) lend its funds; (iv) make investments except in specified types of investments; (v) incur debts or obligations, except in the ordinary course of business to unaffiliated parties; (vi) merge or consolidate with another company; (vii) enter into new, or amend existing, reinsurance agreements;
     (viii) complete, enter into or amend any transaction or arrangement with an affiliate; or (ix) disburse funds or assets to any affiliate. The Consent Order requires IGF to provide the IDOI with monthly written updates and immediate notices of any material change regarding the status of litigation with Mutual Service Casualty Insurance Company and with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF is required to cease writing new business and, in Pennsylvania, cease renewing existing business after July 30, 2001. During the first half of 2001, the non-standard automobile insurance policies written in Pennsylvania by IGF accounted for approximately 10% of the total gross written premiums of the Company. The Company expects to obtain authority from the Pennsylvania Department of Insurance to write business in Pennsylvania through another of its insurance company subsidiaries. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order. In the event Pennsylvania does not permit another of the Company's insurance subsidiaries to write policies in that state, the Company's written premiums for 2001 could be less than anticipated.

     The Illinois, Missouri and Minnesota Departments of Insurance have taken action to suspend IGF's and/or Superior's authority to write business in those states. IGF is otherwise prohibited from writing any new business pursuant to the Consent Order and the amount of business written by IGF and Superior in those states is not material. IGF and Superior have also ceased writing business in Texas and IGF has ceased writing new business in Washington. IGF and Superior will not begin writing business in those states without the prior approval of their respective departments of insurance. Pafco, IGF and Superior also provide monthly financial information to the departments of insurance in certain states in which they write business, and Pafco and IGF have agreed to obtain IDOI prior approval of any new affiliated party transactions.

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

     o Continue to comply with prior IDOI agreements and orders to correct business practices under which Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

     Pafco's inability or failure to comply with any of the above could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco.

     Pafco informed the Iowa Department of Insurance ("IADOI") of its decision to stop writing new automobile business in Iowa while Pafco reviews and revises its program in the state. Pafco has agreed with the IADOI that it will not write any new non-standard business, until such time as Pafco has reduced its overall non-standard automobile policy counts in the state or has: (i) increased surplus; or (ii) achieved a net written premium to surplus ratio of less than three to one; and (iii) surplus reasonable to its risk. Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

     The financial review of Superior for the year ended December 31, 1999 by the FDOI has been completed and the FDOI issued its draft report on July 19, 2001. Superior intends to dispute certain allegations in the draft report with regard to the characterization of payments made by Superior to its parent and Superior and has requested a hearing to resolve the disputed issues of fact and law. A hearing has not yet been scheduled.

     As previously reported, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held February 2001. The administrative law judge entered a recommended order on June 1, 2001, and the Company would accept the recommendations of such order. The FDOI could reject findings in the recommended order and issue its order by August 31, 2001 which could restrict Superior from paying certain billing and policy fees to Superior Group and include a requirement that Superior Group repay to its subsidiary, Superior, billing and policy fees from prior years in an amount of approximately $35.2 million. A restriction on the ability of Superior to pay future billing and policy fees to Superior Group may necessitate that the Company take certain actions, which may be subject to regulatory approvals, to reallocate operating revenues and expenses between its subsidiaries.

     The Company's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, and the insurance regulators of other states in which the subsidiaries write business. The Company is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a manner satisfactory to the Company could result in future regulatory actions or proceedings that materially and adversely affect the Company.

     The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification.

     The changes in statutory accounting principles resulting from Codification which impact the Company's insurance subsidiaries, among other things, limit the statutory carrying value of electronic data processing e quipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of insurance subsidiaries as of December 31, 2000 is $39.4 million. Effective January 1, 2001, the consolidated statutory surplus was reduced by $11.4 million to $28.0 million, giving recognition to the new accounting principles.

4.   COMMITMENTS AND CONTINGENCIES
     As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold by IGF during 1998. Sales of this product resulted in large underwriting losses for IGF.

     Approximately $29,047,653 was paid through June 30, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $259,489 in the first half of 2001. A reserve of approximately $10,652,347 remains to pay future claims. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota Corporation with its principal place of business located in Arden Hills, Minnesota.

     A dispute arose between MSI and IGF with respect to the funding of the settlements of claims made on the AgPI Program. MSI and IGF currently are arbitrating their dispute over responsibility for over $60 million in claims paid by both companies to MSI's insureds. IGF is seeking a recovery of the $30 million in claims which it paid, and MSI is seeking a similar recovery of the claims which it paid. The arbitration commenced December 20, 2000. The parties subsequently selected an arbitration panel and had their first, organizational meeting with the panel on May 22, 2001. At that meeting, MSI moved for an order requiring IGF to post pre-hearing security through the issuance of a letter of credit in the amount of $39 million. Over IGF's objection, in a two to one vote, the panel on June 9, 2001, ordered IGF to post the $39 million in security, which IGF was to have done by June 19, 2001.

     On or about June 11, 2001, IGF filed a motion in the United States District Court for the District of New Jersey seeking to vacate the arbitration panel's order requiring security. On June 19, 2001, MSI filed a motion in the same court for a ruling confirming that order. On July 26, 2001, the parties presented oral arguments on their cross-motions for vacation and confirmation of the order. On August 6, 2001 the court denied IGF's motion to vacate the arbitration panel's order. As of this date, IGF has not posted the required letter of credit, and it is financially incapable of satisfying that requirement.

     On June 25, 2001, MSI filed a complaint for preliminary and permanent injunctive relief and damages (the "MSI Complaint") against SIG, IGF, IGF Holdings, Inc. ("IGFH"), Granite Reinsurance Company Ltd. ("Granite Re"), the Company and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana, Indianapolis Division. The MSI Complaint alleges that the previously reported June 6, 2001 transfer of IGF's assets to Acceptance and the payments by Acceptance to the Company, Granite Re, and SIG violated Indiana law and are voidable. In addition, the MSI Complaint alleges that Acceptance, the Company, SIG, IGFH and the Symons family are liable to MSI for the entire $39 million claim which MSI is asserting against IGF in arbitration proceedings on theories of successor liability and "piercing the corporate veil." The MSI Complaint seeks preliminary and permanent injunctive relief against the defendants, an order voiding the various transactions between and among the defendants and an order determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF.

     On July 26, 2001, the Company, IGF, IGFH, SIG, Granite Re and their affiliates filed answers to the MSI Complaint. In those answers, each of the defendants denied the material allegations contained in the MSI Complaint and asserted certain affirmative defenses to that complaint. Each of those defendants also filed briefs in opposition to MSI's Motion for Preliminary Injunctive Relief. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief.

     In the event MSI is successful in obtaining permanent injunctive relief against the Company and its affiliates, any such relief would have an adverse impact upon the Company and its affiliates and their respective assets and operations. Further, in the event MSI is successful in obtaining court orders voiding the various transactions between the defendants and determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF, those orders and determinations could also have an adverse effect upon the Company and its affiliates and their respective assets and operations.

     As previously reported, SIG and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. Through reinsurance agreements, CNA was to share in IGF's profits or losses on IGF's total crop insurance business. By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times "Average Pre-Tax Income", an amount based in part upon payments made to CNA under the SAA. The SAA further provided that 30 days after exercise of the Put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001, CNA advised SIG that it calculated the principal amount due CNA to be in excess of $26 million. CNA also asserted a claim for amounts allegedly due under reinsurance agreements for the 2000 crop year.

     As previously reported, SIG believes it has claims against CNA and defenses to CNA's claim that may ultimately offset or reduce amounts owed to CNA. SIG and CNA have engaged in discussions regarding possible alternatives for the resolution of their respective claims against each other; however, those discussions ultimately proved unsuccessful.

     Following the failure of settlement discussions, on June 4, 2001, IGF, IGFH and SIG filed a complaint against CNA (the "IGF Complaint") in the United States District Court for the Southern District of Indiana, Indianapolis Division. The IGF Complaint asserts claims against CNA for fraud and constructive fraud in connection with the SAA and breach of contract and seeks relief against CNA for compensatory and punitive damages. On June 27, 2001, CNA filed its "Answer, Separate Defenses and Counterclaim", in which CNA generally denied the material allegations of the IGF Complaint and asserted various defenses to those claims.

     On June 6, 2001, CNA filed a complaint against IGF, IGFH and SIG (the "CNA Complaint") asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserts claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to the Company, Granite Re, and SIG which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and SIG from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add the Company and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

     An initial pretrial conference is scheduled for the CNA cases in September 2001. Although the Company and its affiliates continue to believe that they have claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company and its affiliates financial condition or results of operations.

     During 2000, the discontinued crop operations sold a product that insured potato producers against lost revenue caused by depressed commodity prices for potatoes. The commodity price of potatoes at December 31, 2000 was lower than the expected price; therefore, the Company established a $4,500,000 gross loss reserve for its unpaid loss obligations on this product. Although the Company believes the loss reserve is reasonable, the commodity price for potatoes could fluctuate, and the ultimate liability may vary from this estimate. There can be no assurance that the ultimate losses will not exceed the reserves established to date. The Company intends to reevaluate the reserves and make any necessary adjustments in the third quarter of 2001.

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

     On June 29, 2001, the California Department of Insurance ("CDOI") filed a Notice of Non-Compliance against Superior, which alleges that broker fees were charged by independent brokers in violation of California law. The Notice of Non-Compliance seeks repayment to policyholders of amounts collected by the brokers and the possible imposition of fines against Superior. Superior has filed a response to the notice and intends to vigorously defend the action. The Company did not receive any of the fees at issue and has not accrued any amount in its consolidated financial statements for the claim.

     As previously reported, actions have been brought in Florida against Superior Guaranty Insurance Company (a subsidiary of Superior) purporting to be brought on behalf of a class of persons allegedly charged service charges or finance charges in violation of Florida law. No material developments have occurred since last reported.

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

     As previously reported, an action has been brought in Florida against Superior on behalf of a purported class consisting of healthcare providers that rendered treatment to Superior insureds and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. No material developments have occurred since last reported.

     SIG is a joint and several guarantor in a $7,250,000 debt collateralized by operating assets held in an entity in which the Company is a 50% owner. The estimated fair market value of the assets approximates the debt.

     The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company in establishing its loss reserves has considered these actions. The Company believes that the ultimate disposition of these lawsuits will not materially affect the Company's operations or financial position.

5.   LOSS DEVELOPMENT ON PRIOR ACCIDENT YEARS
     During the second quarter of 2001, the Company experienced favorable development on its year-end 2000 loss and LAE reserves in the amount of $0.8 million. This was the result of favorable settlement of outstanding claims and reduced the loss and loss adjustment expense ratio for the quarter by 3.5 percentage points.

6.   RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current year presentation.

7.   EARNINGS PER SHARE
     Basic and diluted net earnings (loss) per share are computed by dividing net earnings (loss) as reported by the average number of shares outstanding as follows:

                                                                   Three Months Ended
                                                                         June 30
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
                                                                     =====           =====


     The Company has 555,000 stock options outstanding as of June 30, 2001. Common stock equivalents are anti-dilutive; therefore, fully diluted earnings per share are the same as basic earnings per share.

8.   UNITED STATES ACCOUNTING PRINCIPLES
     These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. There are no differences between CDN GAAP and US GAAP for both the net loss and the net loss per share. The differences between CDN GAAP and US GAAP for stockholders' (deficit) are as follows (in thousands):


                                                                June 30, 2001      December 31, 2000
                                                                -------------      -----------------
         Stockholders'  (deficit) in accordance  with
         Canadian GAAP                                                 $(69,747)             $(72,668)

         Add (deduct) effect of difference in accounting for:

             Receivable from sale of capital stock                       (1,258)               (1,258)

             Unrealized gain (loss) on investments                       (2,405)               (3,602)
                                                                         -------               -------

         Stockholders'  (deficit) in accordance  with
         US GAAP                                                       $(73,410)             $(77,528)
                                                                       =========             =========

9.   DISCONTINUED OPERATIONS
     In December 2000, the Company initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction was completed in June 2001 and transferred ownership of substantially all of the crop insurance assets of the Company and IGF, effective with the 2001 crop cycle to Acceptance. Upon completion of the sale, the net assets of the discontinued operations were reduced to zero. IGF and its affiliates received approximately $27.4 million at closing, and Acceptance assumed all of the crop insurance in-force policies for the 2001 crop year. For agreeing not to compete in the crop insurance industry for a period of three years from the date of sale, the Company and SIG each received $4.5 million at closing that is being amortized to income on a straight-line basis over three years. An additional $9.0 million in reinsurance premium is payable to Granite Re under a multi-year reinsurance treaty whereby Granite Re has agreed to reinsure a portion of the crop insurance business of Acceptance and provide an indemnity on behalf of IGF. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements in accordance with Accounting Principles, Board Opinion No. 30 "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     Summarized results of operations and financial position for discontinued operations were as follows:

        STATEMENTS OF EARNINGS (LOSSES):
        (in thousands)

                                                                            Three Months Ended
                                                                                 June 30
                                                                    ----------------------------------
                                                                         2001                2000
                                                                    ----------------     -------------
Gross premiums written                                                  $88,569             $101,108
                                                                        =======             ========
Net premiums written                                                    $(7,906)             $10,379
                                                                        ========             =======

     Net premiums earned                                                $(2,816)              $6,501
     Net investment and fee income                                        1,251                  154
     Net realized capital gain                                              629                    -
                                                                            ---             --------
Total revenues                                                             (936)               6,655
                                                                           -----               -----

     Loss and loss adjustment expenses                                      913                7,894
     Policy acquisition and general and administrative expenses           1,901               (4,655)
     Interest and amortization expense                                   (1,594)                 269
                                                                         -------               -----
Total expenses                                                            1,220                3,508
                                                                          -----                -----

Income (loss) before income taxes                                        (2,156)               3,147

Income tax expense                                                            -                    -
                                                                        -------               ------

Net income (loss) from discontinued operations                          $(2,156)              $3,147
                                                                        ========              ======


        STATEMENTS OF EARNINGS (LOSSES):
        (in thousands)
                                                                           Six Months Ended
                                                                                June 30
                                                                    ----------------------------------
                                                                         2001                2000
                                                                    ----------------     -------------
Gross premiums written                                                 $182,959             $185,468
                                                                       ========             ========
Net premiums written                                                       $(18)             $17,949
                                                                           =====             =======

     Net premiums earned                                                   $(18)              $9,434
     Net investment and fee income                                          935                  121
     Net realized capital gain                                              631                    1
                                                                          -----             --------
Total revenues                                                            1,548                9,556
                                                                          -----                -----

     Loss and loss adjustment expenses                                    6,783               10,334
     Policy acquisition and general and administrative expenses          (1,722)              (8,447)
     Interest and amortization expense                                   (1,357)                 512
                                                                         -------               -----
Total expenses                                                            3,704                2,399
                                                                          -----                -----

Income (loss) before income taxes                                        (2,156)               7,157

Income tax expense                                                            -                    -
                                                                        --------              ------

Net income (loss) from discontinued operations                          $(2,156)              $7,157
                                                                        ========              ======


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

As previously announced, the Company completed the sale of its crop insurance operations in June 2001.

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

SIGNIFICANT LOSSES HAVE BEEN REPORTED AND ARE LIKELY TO CONTINUE
For the three months ended June 30, 2001, losses from continuing operations were $(3,940,000) compared to losses of $(8,472,000) in the comparable period of 2000. For the six months ended June 30, 2001, losses from continuing operations were $(13,487,000) compared to losses of $(15,894,000) for the same period of 2000. The Company previously reported losses from continuing operations of $(63,224,000) for the entire year 2000 compared to losses from continuing operations of $(47,000,000) for 1999. The 2000 loss includes a one-time charge for the write-off of goodwill of $33.5 million. The non-standard automobile operations results prior to this write-off improved over 1999; however, results continue to be unprofitable. The Company is continuing to seek and implement rate increases and other underwriting actions to achieve profitability. A number of systems have been automated and service problems have been eliminated or significantly reduced. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS
The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI"), and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny, suspensions, orders, and other regulatory actions by several regulators. The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that could have a material adverse effect on the Company's operations.

THE COMPANY IS SUBJECT TO A NUMBER OF PENDING LEGAL PROCEEDINGS
The Company is involved in a number of pending legal proceedings. The Company intends to vigorously defend all of the claims brought against it. Although the Company believes that it has claims and defenses that may offset or reduce potential liability and that many of these actions are without merit, there can be no assurance that such proceedings will not have a material adverse effect on the Company's operations.

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT SIG has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in Trust Originated Preferred Securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from SIG's nonstandard automobile management company. SIG began deferring the semi-annual interest payments in February 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. Although there is no present event of default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to: incur or guarantee debt; make payment to affiliates; repurchase its common stock; pay dividends on common stock; and increases its level of certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG.

REVIEW OF CONSOLIDATED OPERATIONS

NET LOSS
The net loss for the three months ended June 30, 2001 was $(6,096,000) or $(1.05) per share (basic and diluted). This is an increase of $(770,000) or $(0.13) per share from the net loss for the same period of 2000. The increased net loss is due primarily to the loss from operations of the discontinued crop insurance segment of $(2,156,000) realized in the second quarter. This loss also increased the net loss for the six months ended June 30, 2001 over the same period in 2000 by $(6,905,000) or $(1.20) per share. Refer to Note 8. "Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements for additional information.

The loss from continuing operations before taxes and distributions on preferred securities was $(1,724,000) for the three months ended June 30, 2001 compared to a loss of $(5,489,000) for the comparable period in 2000, an improvement of $3,765,000. For the six months ended June 30, 2001, the loss from continuing operations before taxes and distributions on preferred securities improved by $884,000 to $(8,276,000).

GROSS PREMIUMS WRITTEN
Gross premiums written increased 66% for the second quarter of 2001 as compared to the second quarter of 2000, due primarily to rate increases implemented in 2000 and 2001. Gross premiums written in the second quarter of

2000 declined 55% from the second quarter of 1999 due to the Company exiting certain highly competitive markets and instituting other underwriting initiatives intended to increase profitability. These and other subsequent actions have allowed the Company to increase premiums in the second quarter of 2001 to levels comparable to the second quarter of 1999. For the first half of 2001, gross premium written increased 9% over the same period in 2000, due primarily to the aforementioned rate increases and a 24% reduction in policies in force.

NET PREMIUMS WRITTEN
Net premiums written represent the portion of premiums that are being retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's insurance subsidiaries and to manage overall risk retention, the Company entered into a reinsurance agreement to cede a portion of the gross written premiums to a third party. In the second quarter of 2001, the Company ceded approximately 47% of its gross written premiums under a quota share reinsurance contract that was effective January 1, 2000. For the first half of 2001, approximately 56% of gross premiums written were ceded to the reinsurer.

NET PREMIUMS EARNED
Net premiums earned have decreased 31% and 45% for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the increase in ceded premiums.

FEE INCOME
Fee income is derived from installment billings and other services provided to policyholders. The fluctuation in fee income for both the three and six months ended June 30, 2001 as compared to the comparable period in 2000 is attributable to fluctuations in policies in force.

NET INVESTMENT INCOME
Net investment income decreased 36% and 39% for the three and six months ended June 30, 2001 compared to the same periods in 2000. This decrease is reflective of the decline in invested assets during a period of declining premiums and the payout of prior year losses settled in 2001.

NET REALIZED CAPITAL LOSSES
Net realized capital losses were $(373,000) and $(1,076,000) for the second quarter and first half of 2001, respectively, as compared to net realized capital losses of $(1,681,000) and $(1,317,000) in the comparable periods of 2000. Capital losses were realized due to the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES AND LOSS ADJUSTMENT EXPENSES
The loss and loss adjustment expense (LAE) ratio for the Company for the three and six months ended June 30, 2001, was 88.1% and 91.1%, respectively, of net premiums earned as compared to 94.8% for the first quarter of 2001 and to 82.3% for the entire year 2000.

During the second quarter of 2001, the Company experienced favorable development on its year-end 2000 loss and LAE reserves for accidents occurring in 2000 and prior in the amount of $0.8 million resulting from favorable settlement of outstanding claims. This development reduced the loss and LAE ratio for the second quarter by 3.5 percentage points.

The loss and allocated loss adjustment expense ratio for the Company for the three months ended June 30, 2001 was 71.2% compared to 70.2% for the same period in 2000. The unallocated loss adjustment expense (ULAE) ratio for the quarter was 16.8% compared to 7.9% for the second quarter of 2000. ULAE is not ceded under the Company's quota share reinsurance agreement; therefore, such expense represents a higher percentage of net earned premiums when compared to the same period last year. ULAE as a percentage of gross written premiums was 8.3% for the second quarter in 2001 as compared to 9.8% in 2000.

POLICY ACQUISITION AND GENERAL AND ADMINISTRATIVE EXPENSE
Policy acquisition and general and administrative expenses for the three and six months ended June 30, 2001 declined to $11,265,000 and $22,938,000, respectively, from the comparable periods of 2000. A reduction for the second quarter and first half of 2001 of 45% and 41%, respectively, over the same periods in 2000. This reflects an increase in ceding commissions associated with the quota share reinsurance contract and overall operating expense reductions.

As a percentage of gross premiums written, the Company experienced a reduction in its 2001 expense ratio from 68% in 2000 to 23% and from 43% in 2000 to 23% for the three and six months ended June 30, 2001, respectively. These decreases are the result of the Company continuing to reduce operating expenses, the effect of increased operating expenses allocated to LAE, and an increase in ceding commissions earned under the quota share reinsurance contract.

PROVISION (BENEFIT) FOR INCOME TAXES
At June 30, 2001 the Company's net tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit for either the three or six months ended June 30, 2001.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

INVESTMENTS
Total investments at June 30, 2001 and December 31, 2000 were $126.3 million and $148.9 million, respectively. The decline in invested assets results from continued liquidations to fund claim payments and operating expenses. Composition of investments is comparable between these periods and the Company's market risk exposure has not changed materially since December 31, 2000.

REINSURANCE RECEIVABLES AND PAYABLES
The Company negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, the Company may cede a portion of its non-standard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and up to 90% of Pafco's earned premiums in 2001. The average ceding percentage over the year 2000 was 33%, with 41% being ceded in the fourth quarter of 2000. In aggregate, the Company's ceding percentage for the first quarter of 2001 was increased to approximately 55% and remained unchanged in the second quarter. The increase in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES
The receivables have increased by $15,018,000 or 28% from December 31, 2000. This increase is attributable to an increase in billable premiums due to a shift in product mix to twelve-month policies from six-month policies.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Total loss and loss adjustment expense reserves decreased from $113,149,000 at December 31, 2000 to $98,586,000 as of June 30, 2001, a reduction of approximately $14.6 million. This decrease is consistent with the Company's declining volume of business.

UNEARNED PREMIUMS
At June 30, 2001, unearned premiums were $73,506,000, an increase of $11,120,000 from December 31, 2000, consistent with the increase in receivables discussed above.

DEFERRED INCOME
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company and SIG each received a payment of $4.5 million (total of $9 million) for agreeing not to engage in the crop insurance business for three years from the sale date. The payments are being amortized to income on a straight-line basis over the three-year period with one month of amortization taken in the second quarter.

OTHER LIABILITIES
Other liabilities increased by $9,102,000 from December 31, 2000 to June 30, 2001. However, payables as of June 30, 2001 of $24,006,000 are more comparable to payables of $24,963,000 as of June 30, 2000.

STOCKHOLDERS' (DEFICIT)
Stockholders' (deficit) has decreased by $(2,921,000) from December 31, 2000. This decrease is the result of the net loss of $(15,643,000) for the six months ended June 30, 2001, offset by an increase in contributed surplus of $17,980,000 due primarily to the purchase of SIG Preferred Securities by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its primary subsidiaries.

The Company collects billing fees charged to policyholders that elect to make their premium payments in installments. Superior Insurance Group, Inc. ("Superior Group") also receives management fees under its management agreement with its insurance subsidiaries. Superior Insurance Company ("Superior") may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus as permitted by Florida statute. During 2000 and 2001 Superior has not had net income from which to pay dividends. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Extraordinary dividends, within the meaning of the Indiana Insurance Code, cannot be paid by Pafco without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, IGF and Superior are subject to review by the IDOI and FDOI.

The non-standard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During the second quarter of both 2001 and 2000, due to reduced premium volume, the Company has liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will cause the Company to shorten duration. The Company may incur the cost of selling longer bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

On August 12, 1997, the Company issued through a wholly owned trust subsidiary $135 million aggregate principal amount in Trust Originated Preferred Securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of $6.5 million, which commenced February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years.

The Company began deferring the semi annual interest payments in February 2000. The Company may continue to defer interest payments in accordance with the terms of the trust indenture for up to five years. The unpaid interest installment amounts accrue interest at 9.5%. The Company will defer the interest payment due in August 2001.

The trust indenture contains certain restrictive covenants. These covenants are based upon the Company's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) whereby if the Company's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

o The Company may not incur additional indebtedness or guarantee additional indebtedness.
o The Company may not make certain restricted payments including making loans or advances to affiliates, repurchasing common stock and the payment of dividends in excess of a stated limitation.

o The Company may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply as the Company's consolidated coverage ratio was (1.05) at June 30, 2001, and will continue to apply until the Company's consolidated coverage ratio is in compliance with the terms of the trust indenture. The Company is in compliance with these additional restrictions.

Net cash used in operating activities in the first half of 2001 aggregated $(8.5) million compared to cash used of $(23.8) million in the comparable period of 2000.

The seasonality of the discontinued crop operations and the resultant cash flows have been historically insufficient to fund crop insurance operations during certain periods of the crop cycle. As previously reported, during 2000, IGF's working capital line of credit expired and the Company sought to obtain a replacement credit facility or other alternative financing. The Company was not able to secure a third-party credit arrangement; however, intercompany loans approved by regulators were made to IGF to fund short-term cash flow needs during the first quarter of 2001. These loans were paid in full as of June 30, 2001. As previously reported, the discontinued crop operations were sold to a third party in June 2001.

Management believes cash flows from premiums, investment income and billing fees in the non-standard automobile operations will be sufficient to meet obligations to policyholders and operating expenses for the foreseeable future. This is due primarily to the lag time between receipt of premiums and claims payments. Accordingly, while there can be no assurance as to the sufficiency of the Company's cash flow in future periods, the Company believes that its cash flow will be sufficient to meet all of the Company's operating expenses and operating debt service (not including the Preferred Securities) for the foreseeable future.

GAAP stockholders' equity reflected a deficit of $(129,510,000) at June 30, 2001, which does not reflect the statutory equity upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, after the effects of Codification (See Note 3 to the consolidated financial statements), had statutory surplus of approximately $27.6 million at June 30, 2001.
The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its primary subsidiaries.

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

PART II -  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

As previously reported, IGF, which is a wholly owned subsidiary of the company, had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were during 1998. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29,047,653 was paid through June 30, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $259,489 in the first half of 2001. A reserve of approximately $10,652,347 remains to pay future claims. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota Corporation with its principal place of business located in Arden Hills, Minnesota.

A dispute arose between MSI and IGF with respect to the funding of the settlements of claims made on the AgPI Program. MSI and IGF currently are arbitrating their dispute over responsibility for over $60 million in claims paid by both companies to MSI's insureds. IGF is seeking a recovery of the $30 million in claims which it paid, and MSI is seeking a similar recovery of the claims which it paid. The arbitration commenced on December 20, 2000. The parties subsequently selected an arbitration panel and had their first, organizational meeting with the panel on May 22, 2001. At that meeting, MSI moved for an order requiring IGF to post pre-hearing security through the issuance of a letter of credit in the amount of $39 million. Over IGF's objection, in a two to one vote, the panel on June 9, 2001, ordered IGF to post the $39 million in security, which IGF was to have done by June 19, 2001.

On or about June 11, 2001, IGF filed a motion in the United States District Court for the District of New Jersey seeking to vacate the arbitration panel's order requiring security. On June 19, 2001, MSI filed a motion in the same court for a ruling confirming that order. On July 26, 2001, the parties presented oral arguments on their cross-motions for vacation and confirmation of the order. On August 6, 2001 the court denied IGF's motion to vacate the arbitration panel's order. As of this date, IGF has not posted the required letter of credit, and it is financially incapable of satisfying that requirement.

On June 25, 2001, MSI filed a complaint for preliminary and permanent injunctive relief and damage (the "MSI Complaint") against the Company, IGF, IGFH, Granite Re, SIG and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana, Indianapolis Division. The MSI Complaint alleges that the previously reported June 6, 2001 transfer of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and are voidable. In addition, the MSI Complaint alleges that Acceptance, the Company, SIG, IGFH and the Symons family are liable to MSI for the entire $39 million claim which MSI is asserting against IGF in arbitration proceedings on theories of successor liability and "piercing the corporate veil." The MSI Complaint seeks preliminary and permanent injunctive relief against the defendants, an order voiding the various transactions between and among the defendants and an order determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF.

On July 26, 2001, the Company, IGF, IGFH, SIG, Granite Re and their affiliates filed answers to the MSI Complaint. In those answers, each of the defendants denied the material allegations contained in the MSI Complaint and asserted certain affirmative defenses to that complaint. Each of those defendants also filed briefs in opposition to MSI's Motion for Preliminary Injunctive Relief. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief.

In the event MSI is successful in obtaining permanent injunctive relief against the Company and its affiliates, any such relief would have an adverse impact upon the Company and its affiliates and their respective assets and operations. Further, in the event MSI is successful in obtaining court orders voiding the various transactions between the defendants and determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF, those orders and determinations also could have an adverse effect upon the Company and its affiliates and their respective assets and operations.

As previously reported, SIG and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. Through reinsurance agreements, CNA was to share in IGF's profits or losses on IGF's total crop insurance business. By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times "Average Pre-Tax Income", an amount based in part upon payments made to CNA under the SAA. The SAA further provided that 30 days after exercise of the Put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001CNA also asserted a claim for amounts allegedly due under reinsurance agreements for the 2000 crop year.

Also, as previously reported, the Company believes it has claims against CNA and defenses to CNA's claim that may ultimately offset or reduce amounts owed to CNA. The Company and CNA engaged in discussions regarding possible alternatives for the resolution of their respective claims against each other. However, those discussions ultimately proved to be unsuccessful.

Following the failure of settlement discussions, on June 4, 2001, IGF, IGFH and SIG filed a complaint against CNA (the "IGF Complaint") in the United States District Court for the Southern District of Indiana, Indianapolis Division. The IGF Complaint asserts claims against CNA for fraud and constructive fraud in connection with the SAA and breach of contract and seeks relief against CNA for compensatory and punitive damages. On June 27, 2001, CNA filed its "Answer, Separate Defenses and Counterclaim", in which CNA generally denied the material allegations of the IGF Complaint and asserted various defenses to those claims.

On June 6, 2001, CNA filed a complaint against IGF, IGFH and SIG (the "CNA complaint") asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserts claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to SIG, the Company and Granite Re, which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and SIG from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add the Company and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

An initial pretrial conference is scheduled in these cases for September. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company of its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company and its affiliates financial condition or results of operations.

As previously reported, the California Department of Insurance ("CDOI") has advised the Company that it is reviewing a possible assessment which could total $3,000,000. On June 29, 2001, the CDOI filed a Notice of Non-Compliance against Superior, which alleges that broker fees were charged by independent brokers in violation of California law. The Notice of Non-Compliance seeks repayment to policyholders of amounts collected by the brokers and the possible imposition of fines against Superior. Superior has filed a response to the notice and intends to vigorously defend the action. As the ultimate outcome of this potential assessment is not deemed probable, the Company has not accrued any amount in its consolidated financial statements. No assessment has been made by the CDOI and the Company will vigorously defend any potential assessment and believes it will prevail.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the March 31, 2001 Form 10-Q.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         (a) The company held its annual meeting of shareholders on May 31, 2001. The following is a summary of the matters voted on at the meeting:

              The following six nominees for director were re-elected to the board by a vote of 2,937,736 in favor:

                      G. Gordon Symons               J. Ross Schofield
                      Alan G. Symons                 David B. Shapira
                      Douglas H. Symons              John K. McKeating
                                                                      -


         (b) The appointment of BDO Seidman, LLP as the Company's independent auditors was ratified by a vote of 2,937,736 in favor.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

    (10) 10.9   Asset Purchase Agreement by and among Acceptance Insurance
                Companies Inc., American Growers Insurance Company, American
                Agrisurance, Inc., Goran Capital Inc., Symons International
                Group, Inc., IGF Holdings, Inc. and IGF Insurance Company dated
                May 23, 2001.

        10.10 First Amendment to Asset Purchase Agreement by and among Acceptance Insurance Companies, Inc., American Growers Insurance Company, American Agrisurance, Inc., Goran Capital Inc., Symons International Group, Inc., IGF Holdings, Inc., and IGF Insurance Company dated June 5, 2001.

        10.11 Assignment and Assumption Agreement by IGF Holdings, Inc. and IGF Insurance Company and Acceptance Insurance Companies Inc. dated May 23, 2001.

        10.12 Granite Reinsurance Company Limited / Acceptance Crop Hail Retrocession Agreement by and between Acceptance Insurance Company and Granite Reinsurance Company, Ltd. dated May 23, 2001.

        10.13 IGF/Acceptance Retrocession Agreement by and between Acceptance Insurance Company and IGF Insurance Company dated May 23, 2001.

        10.14 MPCI Stop Loss Reinsurance Contract between Granite Reinsurance Company, Ltd. and Acceptance Insurance Companies Inc. effective as of July 1, 2000.

        10.15 Consulting and Non-competition Agreement by and between Symons International Group, Inc. and Acceptance Insurance Companies Inc. dated May 23, 2001.

        10.16 Consulting and Non-competition Agreement by and between Goran Capital Inc. and Acceptance Insurance Companies dated May 23, 2001.

                Reports on Form 8-K:

                On June 12, 2001 the Company filed a Form 8-K describing the completion of the sale of substantially all of the crop insurance assets of IGF Insurance Company (a wholly owned subsidiary of the Registrant) to Acceptance Insurance Companies Inc.

                On August 3, 2001 the Company filed a Form 8-K describing recent legal proceedings and regulatory actions regarding the Registrant and its affiliates as discussed above under "Legal Proceedings," "Commitments and Contingencies," and "Regulatory Affairs."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.



                                           By:   /s/ Alan G. Symons
                                               -------------------------
                                           Alan G. Symons
                                           Chief Executive Officer



                                           By:  /s/ Mark A. Paul
                                              ------------------------------
                                           Mark A. Paul
                                           Corporate Controller
                                           (Principal Accounting Officer)

Goran Capital Inc. - Consolidated
Analysis of Loss Per Share
US GAAP - Treasury Method

                                                                  Six Months               Six Months
                                                                     Ended                    Ended
                                                                 June 30, 2001            June 30, 2000
                                                               ------------------       ------------------

Average Price (US $)                                                         N/A                      N/A

Proceeds from Exercise of Warrants and Options (US $)                        Nil                      Nil

Shares Repurchased - Treasury Method                                         Nil                      Nil

Shares Outstanding - Weighted Average                                  5,776,398                5,876,398

Add:  Options and Warrants Outstanding (1)                                   Nil                      Nil

Less:  Treasury Method - Shares Repurchased                                  Nil                      Nil

Shares Outstanding for US GAAP Purposes                                5,776,398                5,876,398

Net Loss in Accordance with US GAAP                                $(15,643,000)             $(8,738,000)

Net Loss Per Share - US GAAP - Basic and Fully Diluted                   $(2.71)                  $(1.49)

(1) Only those options with a dilutive effect were included above for the six months ended June 30, 2001 and 2000.
