Form 10-Q
period 2001-09-30
GORAN CAPITAL INC
filed 2001-11-14
CIK 925600

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark One
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ------------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


As of November 1, 2001, there were 5,561,398 shares of Registrant's common stock issued and outstanding, exclusive of shares held by Registrant.

                                 FORM 10-Q INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                        Page
                                                                                                       Number
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets at September 30, 2001
           (unaudited) and December 31, 2000.......................................................       3

           Unaudited Consolidated Statements of Operations
           for the Three Months Ended
           September 30, 2001 and 2000.............................................................       4

           Unaudited Consolidated Statements of Operations
           for the Nine Months ended
           September 30, 2001 and 2000.............................................................       5

           Unaudited Consolidated Statement of Stockholder's
           Equity (Deficit) for the Nine Months ended
           September 30, 2001 and 2000.............................................................       6

           Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2001 and 2000 ..........................................       7

           Condensed Notes to Unaudited Consolidated Financial
           Statements..............................................................................       8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................................       16

Item 3     Quantitative and Qualitative Disclosures about Market Risk..............................       21

PART II    OTHER INFORMATION.......................................................................       21

Item 1     Legal Proceedings.......................................................................       21

Item 2     Changes in Securities and Use of Proceeds...............................................       23

Item 3     Defaults Upon Senior Securities ........................................................       23

Item 4     Submission of Matters to a Vote of Security Holders ....................................       23

Item 5     Other Information ......................................................................       23

Item 6     Exhibits and Reports on Form 8-K........................................................       24

SIGNATURES      ...................................................................................       25

GORAN CAPITAL INC., Analysis of Loss Per Share ....................................................       26

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
GORAN CAPITAL INC.
CONSOLIDATED BALANCE SHEETS
(CANADIAN GAAP, stated in thousands of U.S. dollars)

                                                                                  September 30,
                                                                                      2001               December 31,
                                                                                   (Unaudited)               2000
                                                                                 -----------------     ---------------
ASSETS
  Investments:
    Available for sale:
      Fixed maturities, at market                                                     $61,504              $107,827
      Equity securities, at market                                                     19,373                20,268
      Short-term investments, at amortized cost, which approximates market             12,599                17,594
      Mortgage loans, at cost                                                               -                 1,870
      Other invested assets                                                             1,493                 1,331
                                                                                        -----                 -----
  Total Investments                                                                    94,969               148,890

  Investments in and advances to related parties                                        2,950                 4,254
  Cash and cash equivalents                                                            39,682                 3,230
  Receivables,  net of  allowance  of  $2,218  and  $1,940  in 2001  and  2000,
    respectively                                                                       49,884                54,370
  Reinsurance recoverable on paid and unpaid losses                                    23,518                44,843
  Prepaid reinsurance premiums                                                         28,787                24,774
  Deferred policy acquisition costs                                                     3,536                 6,454
  Property and equipment, net of accumulated depreciation                              10,549                12,400
  Intangible assets                                                                     5,023                 4,983
  Other assets                                                                          1,544                 3,784
  Assets of discontinued operations                                                   309,925               132,050
                                                                                      -------               -------
Total Assets                                                                         $570,367              $440,032
                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
  Loss and loss adjustment expense reserves                                           $90,776              $113,149
  Unearned premiums                                                                    60,502                62,386
  Reinsurance payables                                                                 44,259                63,632
  Distributions payable on preferred securities                                        19,949                15,263
  Deferred income                                                                       8,000                     -
  Other liabilities                                                                    20,748                14,904
  Liabilities of discontinued operations                                              309,925               131,366
                                                                                      -------               -------
Total Liabilities                                                                     554,159               400,700
Minority interest:
  Company-obligated  mandatorily redeemable preferred stock of trust subsidiary
    holding solely parent debentures                                                   94,540               112,000
Stockholders' Equity (Deficit):
  Common stock,  no par value,  100,000,000  shares  authorized,  5,561,398 and
    5,776,398 shares issued and outstanding during 2001 and 2000, respectively         19,023                19,132
  Additional paid-in capital                                                           43,092                23,748
  Unrealized loss on investments available for sale                                      (506)                 (291)
  Retained (deficit)                                                                 (139,941)             (115,257)
                                                                                     ---------             ---------
Total Stockholders' (Deficit)                                                         (78,332)              (72,668)
                                                                                      --------              --------
Total Liabilities and Stockholders' (Deficit)                                        $570,367              $440,032
                                                                                     ========              ========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CANADIAN GAAP, stated in thousands of U.S. dollars, except per share data)


                                                                                        Three Months Ended
                                                                                           September 30
                                                                                  --------------------------------
                                                                                      2001              2000
                                                                                  -------------     --------------

Gross premiums written                                                               $27,348           $45,852
Less ceded premiums                                                                  (12,664)          (13,672)
                                                                                     --------          --------
    Net premiums written                                                             $14,684           $32,180
                                                                                     =======           =======

Net premiums earned                                                                  $22,943           $34,176
Fee income                                                                             4,220             3,386
Net investment income                                                                  1,715             2,594
Net realized capital loss                                                                793            (2,632)
                                                                                      ------            -------
    Total revenues                                                                    29,671            37,524
                                                                                      ------            ------
Expenses:
    Losses and loss adjustment expenses                                               19,859            29,035
    Policy acquisition and general and administrative expenses                        15,696            18,694
    Amortization of intangibles                                                          674               453
                                                                                      ------            ------
    Total expenses                                                                    36,229            48,182
                                                                                      ------            ------
Loss from continuing operations before income taxes and minority interest             (6,558)          (10,658)
                                                                                      -------          --------
    Total income taxes                                                                     -                  -
                                                                                      -------          --------
Loss from continuing operations before minority interest                              (6,558)          (10,658)
                                                                                      -------          --------
Minority interest:

     Distributions on preferred securities, net of tax of $0 in both 2001 and 2000     2,483             2,866
                                                                                      ------           -------
Loss from continuing operations                                                       (9,041)          (13,524)
                                                                                      -------          --------
Discontinued operations:
     Income (loss) from operations of discontinued segment, less applicable                -           (12,387)
                                                                                      ------           --------
     income taxes of $0 in both 2001 and 2000

Net loss                                                                             $(9,041)         $(25,911)
                                                                                     ========         =========
Weighted average shares outstanding - basic and fully diluted                          5,772             5,776
                                                                                       =====             =====
Net loss from continuing operations per share - basic and fully diluted               $(1.57)           $(2.34)
                                                                                      =======           =======
Net loss of discontinued operations per share - basic and fully diluted               $    -            $(2.15)
                                                                                      =======           =======
Net loss per share - basic and fully diluted                                          $(1.57)           $(4.49)
                                                                                      =======           =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CANADIAN GAAP, stated in thousands of U.S. dollars, except for per share data)


                                                                                          Nine Months Ended
                                                                                            September 30
                                                                                   --------------------------------
                                                                                      2001               2000
                                                                                   ------------     ---------------
Gross premiums written                                                               $125,636         $135,743
Less ceded premiums                                                                   (66,305)         (51,541)
                                                                                      --------         --------
    Net premiums written                                                              $59,331          $84,202
                                                                                      =======          =======

Net premiums earned                                                                   $68,198         $117,126
Fee income                                                                             10,876           10,997
Net investment income                                                                   5,236            8,406
Net realized capital loss                                                                (283)          (3,949)
                                                                                       -------          -------
    Total revenues                                                                     84,027          132,580
                                                                                       ------          -------
Expenses:
    Losses and loss adjustment expenses                                                59,494           93,194
    Policy acquisition and general and administrative expenses                         38,634           57,771
    Amortization of intangibles                                                           733            1,433
                                                                                          ---            -----
    Total expenses                                                                     98,861          152,398
                                                                                       ------          -------
Loss from continuing operations before income taxes and minority interest             (14,834)         (19,818)
                                                                                      --------         --------
    Total income taxes                                                                      -              487
                                                                                      --------         -------
Loss from continuing operations before minority interest                              (14,834)         (20,305)
                                                                                      --------         --------
Minority interest:

     Distributions on preferred securities, net of tax of $0 in both 2001 and 2000      7,694            9,113
                                                                                        -----            -----
Loss from continuing operations                                                       (22,528)         (29,418)
                                                                                      --------         --------
Discontinued operations:
     Income (loss) from operations of discontinued segment, less applicable
     income taxes of $0 in both 2001 and 2000                                          (2,156)          (5,231)
                                                                                       -------          -------

Net loss                                                                             $(24,684)        $(34,649)
                                                                                     =========        =========
Weighted average shares outstanding - basic and fully diluted                           5,775            5,838
                                                                                        =====            =====
Net loss from continuing operations per share - basic and fully diluted                $(3.90)          $(5.04)
                                                                                       =======          =======
Net loss of discontinued operations per share - basic and fully diluted                $(0.37)          $(0.90)
                                                                                       =======          =======
Net loss per share - basic and fully diluted                                           $(4.28)          $(5.94)
                                                                                       =======          =======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CANADIAN GAAP, stated in thousands of U.S. dollars)


                                                                        Cumulative     Retained          Total
                                            Common      Contributed    Translation     Earnings      Stockholders'
                                             Stock        Surplus       Adjustment    (Deficit)    Equity (Deficit)
                                             -----        -------       ----------    ---------    ----------------

Balance at December 31, 1999                  $19,317          $2,775           $13     $(34,992)          $(12,887)

Repurchase of common shares                     (185)               -             -             -              (185)

Purchase of Preferred Securities                    -          21,763             -             -             21,763

Change in cumulative translation
adjustment                                          -               -         (332)             -              (332)

Net loss                                            -               -             -      (34,649)           (34,649)
                                              -------         -------       -------     ---------          ---------

Balance at September 30, 2000                 $19,132         $24,538       $ (319)     $(69,640)          $(26,290)
                                              =======         =======       =======     =========          =========


Balance at December 31, 2000                  $19,132         $23,748       $ (291)    $(115,257)          $(72,668)

Purchase of Common Shares                       (109)               -             -             -              (109)
Purchase of Preferred Securities                    -          19,344             -             -             19,344

Change in cumulative translation
adjustment                                          -               -         (215)             -              (215)

Net loss                                            -               -             -      (24,684)           (24,684)
                                              -------         -------       -------     ---------          ---------

Balance at September 30, 2001                 $19,023         $43,092       $ (506)   $ (139,941)         $ (78,332)
                                              =======         =======       =======   ===========         ==========

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

GORAN CAPITAL INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CANADIAN GAAP, stated in thousands of U.S. dollars)


                                                                                                   Nine Months
                                                                                                Ended September 30
                                                                                      ---------------------------------------
                                                                                           2001                  2000
                                                                                      ----------------     ------------------
Cash flows from operating activities:
    Net loss for the period                                                                $(24,684)            $(34,649)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation and amortization                                                         2,595                5,401
        Net realized capital loss                                                               281                3,942
     Net changes in operating assets and liabilities:
      Receivables                                                                             4,486                7,265
      Reinsurance recoverable on paid and unpaid losses                                      21,325              (21,845)
      Prepaid reinsurance premiums                                                           (4,013)             (19,109)
      Deferred policy acquisition costs                                                       2,918                6,291
      Other assets and liabilities                                                            7,869              (11,119)
      Loss and loss adjustment expense reserves                                             (22,373)             (29,737)
      Unearned premiums                                                                      (1,884)             (14,028)
      Reinsurance payables                                                                  (19,373)              42,224
      Distribution payable on preferred securities                                            4,686               10,075
      Deferred income                                                                         8,000                    -
      Net assets from discontinued operations                                                 1,577               20,307
                                                                                              -----               ------
Net cash used in operations                                                                 (18,590)             (34,982)
                                                                                            --------             --------

Cash flows from investing activities, net of assets acquired:
    Net (purchase) sale of short-term investments                                             4,995               14,887
    Proceeds from sales, calls and maturities of fixed maturities                            60,658               52,514
    Purchase of fixed maturities                                                            (12,443)              (3,562)
    Proceeds from sale of equity securities                                                  17,336               19,923
    Purchase of equity securities                                                           (14,486)             (22,914)
    Proceeds from repayment of mortgage loans                                                 1,870                   90
    Purchase of property and equipment                                                       (1,216)                (950)
    Net investing activities from discontinued operations                                    (1,322)                (307)
    Other                                                                                      (104)                (119)
                                                                                               -----                -----
Net cash provided by investing activities                                                    55,288               59,562
                                                                                             ------               ------

Cash flows from financing activities, net of assets acquired:
    Net financing activities from discontinued operations                                       429              (14,539)
    Redemption of share capital                                                                (109)                (185)
    Purchase of subsidiary's preferred securities                                            (1,870)              (2,810)
    Repayment of related party loans                                                          1,304                    -
                                                                                            -------              -------
Net cash used in financing activities                                                          (246)             (17,534)
                                                                                            --------             --------

Increase in cash and cash equivalents                                                        36,452                7,046
Cash and cash equivalents, beginning of period                                                3,230                2,215
                                                                                              -----                -----
Cash and cash equivalents, end of period                                                    $39,682               $9,261
                                                                                            =======               ======

SEE CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
             For the Three and Nine Months Ended September 30, 2001


1.   BASIS OF PRESENTATION
     The financial statements included in this report are the consolidated financial statements of Goran Capital Inc. (the "Company"). and its subsidiaries. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements, unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.

2.   PREFERRED SECURITIES
     The preferred securities represent company-obligated mandatorily redeemable preferred securities of a trust subsidiary of Symons International Group, Inc. ("SIG") holding solely parent debentures which have a term of 30 years with semi-annual interest payments commencing February 15, 1998 (the "Preferred Securities"). The holder may redeem the Preferred Securities in whole or in part after 10 years. SIG, a 73% owned subsidiary of the Company, began deferring the semi-annual interest payments in February 2000. Under terms of the indenture, SIG is permitted to defer the semi-annual interest payments for up to five years.

     The trust indenture for the Preferred Securities contains certain restrictive covenants. Some of these covenants are based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") whereby, if SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

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

     These restrictions currently apply as SIG's consolidated coverage ratio was (0.85) as of September 30, 2001, and will continue to apply until SIG's consolidated coverage ratio exceeds the amount set forth in the indenture. SIG is in compliance with these additional restrictions.

3.   REGULATORY AFFAIRS
     Two of the Company's insurance company subsidiaries, Pafco General Insurance Company ("Pafco") and IGF Insurance Company ("IGF") are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to the Company from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the Consent Orders with the IDOI, described below, prohibit the payment of dividends by Pafco and IGF. Another insurance company subsidiary, Superior Insurance Company ("Superior"), and Superior's insurance company subsidiaries, Superior American Insurance Company and Superior Guaranty Insurance Company, are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). Florida statute also contains limitations with regard to payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income; whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     As previously reported, on June 29, 2001, the IDOI and IGF entered into a Consent Order (the "Consent Order") relating to IGF. The entry of the Consent Order was as a result of losses experienced by IGF in its crop insurance operations and followed the sale of substantially all of the crop insurance assets of IGF to Acceptance Insurance Companies Inc. ("Acceptance"). As previously reported, IGF has discontinued writing new business and its operations are presently in run off.

     The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions, without prior written consent of the IDOI: (i) sell or encumber any of its assets, property, or business in force; (ii) disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by SIG, and does not include payments in excess of $10,000); (iii) lend its funds; (iv) make investments except in specified types of investments; (v) incur debts or obligations, except in the ordinary course of business to unaffiliated parties; (vi) merge or consolidate with another company; (vii) enter into new, or amend existing, reinsurance agreements; (viii) complete, enter into or amend any transaction or arrangement with an affiliate; or (ix) disburse funds or assets to any affiliate. The Consent Order requires IGF to provide the IDOI with monthly written updates and immediate notices of any material change regarding the status of litigation with Mutual Service Casualty Insurance Company and with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. Should IGF fail to comply with the Consent Order, the IDOI could begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

     While IGF is prohibited from writing any new business pursuant to the Consent Order, the departments of insurance of Florida, Illinois, Minnesota, Missouri, Nebraska and Virginia have also issued orders that require IGF to cease writing business in those states without prior consent. South Carolina has also requested IGF cease writing business in that state. IGF has also agreed with the departments of insurance of Texas and Washington to stop writing business in those states.

     As a result of the Consent Order, IGF was prohibited from writing new non-standard automobile insurance in Pennsylvania after July 31, 2001. Prior to July 31, 2001, the non-standard automobile insurance policies written in Pennsylvania by IGF accounted for approximately 10% of the total gross written premiums of SIG. During the third quarter, the Pennsylvania Department of Insurance determined that it would not permit new business to be written in that state by Superior or the Company's other insurance company subsidiaries. Therefore, total written premiums for 2001 will be less than anticipated.

     On February 17, 2000, Pafco agreed to an order under which the IDOI may monitor more closely the ongoing operations of Pafco. Among other matters, Pafco must:

     o Refrain from doing any of the following without the IDOI's prior written consent: (i) selling assets or business in force or transferring property, except in the ordinary course of business; (ii) disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000); (iii) lending funds; (iv) making investments, except in specified types of investments; (v) incurring debt, except in the ordinary course of business and to unaffiliated parties; (vi) merging or consolidating with another company; or (vii) entering into new, or modifying existing, reinsurance contracts.

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

     Superior and Pafco also provide monthly financial information to the departments of insurance in certain states in which they write business, and Pafco has agreed to obtain IDOI prior approval of any new affiliated party transactions.

     The financial review of Superior for the year ended December 31, 1999 by the FDOI has been completed and the FDOI issued its draft report on July 19, 2001. Superior believes it and the FDOI have agreed on language to be contained in the final report regarding the characterization of finance and service fee payments made by Superior to its parent. Superior anticipates the FDOI will issue its final report during the fourth quarter of 2001.

     As previously reported, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to Superior. On August 30, 2001 the FDOI issued its final order which Superior believes improperly characterized billing and policy fees paid by Superior to Superior Group. Superior filed an appeal of the final order to Florida District Court. Superior and the FDOI are presently in settlement discussions regarding the final order.

     As previously reported, Superior has ceased writing business in Illinois and Texas. During the third quarter, Superior agreed with the departments of insurance in Illinois and Texas to obtain their prior approval before writing any new business in those states. On October 9, 2001, the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state, which Superior believes is unwarranted. A hearing for a determination that the suspension order not be issued is set for November 29, 2001.

     The Company's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, and the insurance regulators of other states in which the subsidiaries write business. The Company is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a mutually satisfactory manner could result in future regulatory actions or proceedings that materially and adversely affect the Company.

     The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification.

     The changes in statutory accounting principles resulting from Codification which impact the Company's insurance subsidiaries, among other things, limit the statutory carrying value of electronic data processing equipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of the Company's insurance subsidiaries as of December 31, 2000 was $39.4 million. The consolidated statutory surplus was approximately $25.2 million at September 30, 2001.

4.   COMMITMENTS AND CONTINGENCIES

     As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold by IGF during 1998. Sales of this product resulted in large underwriting losses for IGF.

     Approximately $29.1 million was paid through September 30, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $359,000 in the first three quarters of 2001. A reserve of approximately $5.6 million remains to pay future claims. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota.

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

     On or about June 11, 2001, IGF filed a motion in the United States District Court for the District of New Jersey seeking to vacate the arbitration panel's order requiring security. On June 19, 2001, MSI filed a motion in the same court for a ruling confirming that order. On July 26, 2001, the parties presented oral arguments on their cross-motions for vacation and confirmation of the order. On August 6, 2001 the court denied IGF's motion to vacate the arbitration panel's order. As of this date, IGF has not posted the required letter of credit, and it is financially incapable of satisfying that requirement. On November 7, 2001 the arbitration panel considered a petition for default judgment against IGF based on IGF's failure to post the pre-hearing security. In the event the arbitration panel orders a default judgment against IGF, IGF will appeal the order to the United States District Court of New Jersey.

     On June 25, 2001, MSI filed a complaint for preliminary and permanent injunctive relief and damages (the "MSI Complaint") against the Company, IGF, IGF Holdings, Inc. ("IGFH"), Granite Reinsurance Company Ltd. ("Granite Re"), SIG, and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana, Indianapolis Division. The MSI Complaint alleges that the previously reported June 6, 2001 transfer of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and are voidable. In addition, the MSI Complaint alleges that Acceptance, the Company, SIG, IGFH and the Symons family are liable to MSI for the entire $39 million claim which MSI is asserting against IGF in arbitration proceedings on theories of successor liability and "piercing the corporate veil." The MSI Complaint seeks preliminary and permanent injunctive relief against the defendants, an order voiding the various transactions between and among the defendants and an order determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF.

     On July 26, 2001, the defendants filed answers to the MSI Complaint. In those answers, each of the defendants denied the material allegations contained in the MSI Complaint and asserted certain affirmative defenses to that complaint. Each of those defendants also filed briefs in opposition to MSI's Motion for Preliminary Injunctive Relief. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief.

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

     As previously reported, SIG, IGFH and IGF believe they have claims against CNA and defenses to CNA's claim that may ultimately offset or reduce amounts owed to CNA. The parties have engaged in discussions regarding possible alternatives for the resolution of their respective claims against each other; however, those discussions ultimately proved unsuccessful.

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

     On June 6, 2001, CNA filed a complaint against IGF, IGFH and SIG (the "CNA Complaint") asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserts claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to the Company , SIG and Granite Re, which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and SIG from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add the Company and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

     On September 20, 2001, the court ordered a consolidation of the two cases, and discovery is proceeding. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company and its affiliates financial condition or results of operations.

     During 2000, the discontinued crop operations sold a product that insured potato producers against lost revenue caused by depressed commodity prices for potatoes. The commodity price of potatoes at December 31, 2000 was lower than the expected price; therefore, IGF established a $4,500,000 gross loss reserve for its unpaid loss obligations on this product during the second quarter of 2001. As of September 30, 2001, IGF had settled substantially all of the policyholder claims and no reserve remains.

     As previously reported, a complaint for a class action alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Indiana. The Company intends to vigorously defend the claims brought against it. No material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     On June 29, 2001, the California Department of Insurance ("CDOI") filed a Notice of Non-Compliance against Superior, which alleges that broker fees were charged by independent brokers in violation of California law. The Company and the CDOI are presently engaged in settlement discussions, and the Company expects to settle with the CDOI during the fourth quarter of 2001. Although the ultimate outcome of the settlement discussions is unknown, the Company believes it will settle for an amount less than $200,000 and has, therefore, accrued this amount in its consolidated financial statements.

     Superior is a defendant in a case filed on May 8, 2001 in the United States District Court for the Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company which purports to be brought on behalf of a class consisting of healthcare providers allegedly paid improperly discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

     As previously reported, actions have been brought in Florida against Superior Guaranty Insurance Company (a subsidiary of Superior) purporting to be brought on behalf of a class of persons allegedly charged service charges or finance charges in violation of Florida law. No other material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     As previously reported, an action has been brought in Florida alleging that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The case was brought on behalf of a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The Company believes the claim is without merit and intends to vigorously defend the charges brought against it. No other material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     As previously reported, an action has been brought in Florida against Superior on behalf of a purported class consisting of healthcare providers that rendered treatment to Superior insureds and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. No material developments have occurred since last reported in the June 30, 2001 Form 10-Q.

     SIG is a 50% owner in a limited liability corporation ("LLC") established to provide business services to SIG, the Company and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at September 30, 2001.

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

5.   LOSS DEVELOPMENT ON PRIOR ACCIDENT YEARS
     During the third quarter of 2001, the Company experienced unfavorable development on its year-end 2000 loss and LAE reserves in the amount of $1.0 million. This increased the loss and loss adjustment expense ratio for the quarter by 4.0 percentage points.

6.   RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current year presentation.

7.   LOSS PER SHARE
     Basic and diluted net loss per share is computed by dividing net loss as reported by the average number of shares outstanding as follows:


      (in thousands)                                               Three Months Ended           Nine Months Ended
                                                                      September 30                  September 30
                                                                  2001            2000          2001         2000
                                                                 ------          ------        ------       ------
      Basic:
        Weighted-average common shares outstanding                5,772           5,776         5,775        5,838
                                                                  =====           =====         =====        =====

      Diluted:
        Weighted-average common shares outstanding                5,772           5,776         5,775        5,838
                                                                  =====           =====         =====        =====


     The Company has 732,750 stock options outstanding as of November 8, 2001. Common stock equivalents are anti-dilutive; therefore, fully diluted loss per share is the same as basic loss per share.

8.   UNITED STATES ACCOUNTING PRINCIPLES
     These unaudited consolidated financial statements have been prepared in accordance with Canadian (CDN) GAAP. There are no differences between CDN GAAP and US GAAP for both the net loss and the net loss per share. The differences between CDN GAAP and US GAAP for stockholders' (deficit) are as follows (in thousands):


         (in thousands)                                                   September 30,     December 31,
                                                                               2001             2000
                                                                         ----------------------------------
         Stockholders (deficit in accordance with
         Canadian GAAP                                                          $(78,332)        $(72,668)

         Add (deduct) effect of difference in accounting for:
              Receivable from sale of capital stock                               (1,258)          (1,258)
              Unrealized gain (loss) on investments                               (4,149)          (3,602)
                                                                                  -------          -------
         Stockholders' (deficit) in accordance with
         US GAAP                                                                $(83,739)        $(77,528)
                                                                                =========        =========

9.   DISCONTINUED OPERATIONS
     In December 2000, the Company initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction was completed in June 2001 and transferred ownership of substantially all of the crop insurance assets of the Company and IGF, effective with the 2001 crop cycle, to Acceptance. Upon completion of the sale, the net assets of the discontinued operations were reduced to zero. IGF and its affiliates received approximately $27.4 million at closing and Acceptance assumed all of the crop insurance in-force policies for the 2001 crop year. For agreeing not to compete in the crop insurance industry for a period of three years from the date of sale, the Company and SIG each received $4.5 million at closing that is being amortized to income on a straight-line basis over three years. An additional $9.0 million in reinsurance premium is payable to Granite Re under a multi-year reinsurance treaty whereby Granite Re has agreed to reinsure a portion of the crop insurance business of Acceptance and provide an indemnity on behalf of IGF. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

     Summarized results of operations for discontinued operations were as follows:


         STATEMENTS OF OPERATIONS:
          (in thousands)                                                     Three Months Ended
                                                                               September 30
                                                                     ---------------------------------
                                                                          2001               2000
                                                                     ---------------     -------------
Gross premiums written                                                   $56,236             $34,337
                                                                         =======             =======
Net premiums written                                                        $154              $8,942
                                                                            ====              ======

     Net premiums earned                                                    $154             $14,155
     Net investment and fee income                                           (26)                372
     Net realized capital gain                                                (6)                  -
                                                                              ---             ------
Total revenues                                                               122              14,527
                                                                             ---              ------

     Loss and loss adjustment expenses                                     1,546              20,803
     Policy acquisition and general and administrative expenses           (1,424)              5,812
     Interest and amortization expense                                         -                 299
                                                                          -------             ------
Total expenses                                                               122              26,914
                                                                             ---              ------

Loss before income taxes                                                       -             (12,387)

Income tax expense                                                             -                   -
                                                                        --------             -------

Net loss from discontinued operations                                   $      -            $(12,387)
                                                                        ========            =========


         STATEMENTS OF OPERATIONS:
         (in thousands)
                                                                             Nine Months Ended
                                                                               September 30
                                                                     ---------------------------------
                                                                          2001               2000
                                                                     ---------------     -------------
Gross premiums written                                                  $239,195            $219,915
                                                                        ========            ========
Net premiums written                                                       $(172)            $26,891
                                                                           ======            =======

     Net premiums earned                                                   $(172)            $23,589
     Net investment and fee income                                           961                 493
     Net realized capital gain                                               636                   1
                                                                             ---            --------
Total revenues                                                             1,425              24,083
                                                                           -----              ------

     Loss and loss adjustment expenses                                     5,238              31,137
     Policy acquisition and general and administrative expenses             (300)             (2,634)
     Interest and amortization expense                                    (1,357)                811
                                                                          -------           --------
Total expenses                                                             3,581              29,314
                                                                           -----              ------

Loss before income taxes                                                  (2,156)             (5,231)

Income tax expense                                                             -                   -
                                                                         --------             ------

Net loss from discontinued operations                                    $(2,156)            $(5,231)
                                                                         ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF THE COMPANY
Goran Capital, Inc. ("the Company") owns approximately 73% of Symons International Group, Inc. ("SIG"). SIG owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. SIG's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). Additionally, the Company owns 100% of Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite") and Symons International Group, Inc. Florida ("SIGF").

As previously announced, the Company completed the sale of its crop insurance operations in June 2001.

Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty"), and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard carriers become more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Granite Re is a finite risk reinsurance company based in Barbados.

Granite is a Canadian federally licensed insurance company that ceased writing new insurance policies on January 1, 1990.

SIGF is a Florida based surplus lines insurance agency whose operations were discontinued effective January 1, 1999. On November 1, 2001 SIGF entered into an agreement for the acquisition of the book of business of a Florida based property, casualty and marine insurance agency, which is subject to the approval of the 15th Judicial Circuit Court of Palm Beach County, Florida, which has jurisdiction over the assets of the seller. The transaction, if approved, is expected to close during the fourth quarter of 2001 or the first quarter of 2002.

FORWARD LOOKING STATEMENTS AND CERTAIN RISKS
All statements, trend analyses, and other information herein contained, relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believe," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks; uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's non-standard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and (iii) the factors described in this section and elsewhere in this report.

SIGNIFICANT LOSSES HAVE BEEN REPORTED AND ARE LIKELY TO CONTINUE
For the three months ended September 30, 2001, losses from continuing operations were $(9,041,000) compared to losses of $(13,524,000) in the comparable period of 2000. For the nine months ended September 30, 2001, losses from continuing operations were $(22,528,000) compared to losses of $(29,418,000) for the same period of 2000. The Company previously reported losses from continuing operations of $(63,224,000) for the entire year 2000 compared to losses from continuing operations of $(47,000,000) for 1999. The 2000 loss includes a one-time charge for the write-off of goodwill of $33.5 million. The Company is continuing to seek and implement rate increases and other underwriting actions to achieve profitability. A number of systems have been automated and service problems have been eliminated or significantly reduced. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS
The Company's insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI"), and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's insurance company subsidiaries and have resulted in enhanced scrutiny, suspensions, orders and other regulatory actions by several regulators. The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that could have a material adverse effect on the Company's operations.

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

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT
SIG has issued, through a wholly owned trust subsidiary, $135 million aggregate principal amount in Trust Originated Preferred Securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from SIG's non-standard automobile management company. SIG began deferring the semi-annual interest payments in February 2000 and may continue to defer such payments for up to five years as permitted by the indenture for the Preferred Securities. Although there is no present event of default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to: incur or guarantee debt; make payments to affiliates; repurchase its common stock; pay dividends on common stock; and increase its level of certain investments in other than investment grade, fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG.


REVIEW OF CONSOLIDATED OPERATIONS

NET LOSS
The net loss for the three months ended September 30, 2001 was $(9,041,000) or $(1.57) per share (basic and diluted). This is a decrease of $(16,870,000) or $(2.92) per share from the net loss for the same period of 2000. The decreased net loss is due primarily to the loss from operations of the discontinued crop insurance segment of $(12,387,000) realized in the third quarter of 2000 and operational improvements mentioned above. This loss also decreased the net loss for the nine months ended September 30, 2001 over the same period in 2000 by $(9,965,000) or $(1.66) per share. See Note 9. "Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements in Part I of this report for additional information.

The loss from continuing operations before taxes and distributions on preferred securities was $(6,558,000) for the three months ended September 30, 2001 compared to a loss of $(10,658,000) for the comparable period in 2000, an improvement of $4,100,000. For the nine months ended September 30, 2001, the loss from continuing operations before taxes and distributions on Preferred Securities improved by $4,984,000 compared to 2000.

GROSS PREMIUMS WRITTEN
Gross premiums written decreased 40% for the third quarter of 2001 as compared to the third quarter of 2000. Gross premiums written in the third quarter of 2000 declined 20% from the third quarter of 1999 due to the Company exiting certain highly competitive markets and instituting other underwriting initiatives intended to increase profitability as well as, being limited by regulatory action from writing in certain states and general surplus levels. For the first nine months of 2001, gross premium written decreased 7% over the same period in 2000, due primarily to the aforementioned regulatory and strategic actions and a 25% reduction in policies in force.

NET PREMIUMS WRITTEN
Net premiums written represent the portion of premiums that are being retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's insurance subsidiaries and to manage overall risk retention, the Company entered into a reinsurance agreement to cede a portion of the gross written premiums to a third party. In the third quarter of 2001, the Company ceded approximately 46% of its gross written premiums under a quota share reinsurance contract that was effective January 1, 2000. For the first nine months of 2001, approximately 53% of gross premiums written were ceded to the reinsurer.

NET PREMIUMS EARNED
Net premiums earned have decreased 33% and 42% for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decrease in written premiums and policies in force.

FEE INCOME
Fee income is derived from installment billings and other services provided to policyholders. In the third quarter of 2001, fee income was 25% higher than 2000; while fee income for the nine months of 2001 was 1% lower than 2000. This results from the addition of new fee types (insufficient funds, reinstatement and cancellation) offsetting the decrease in overall fees caused by the decrease in total policy counts mentioned above.

NET INVESTMENT INCOME
Net investment income decreased 34% and 38% for the three and nine months ended September 30, 2001 compared to the same periods in 2000. This decrease is reflective of the decline in invested assets during a period of declining premiums and the liquidation of investments to pay prior year losses settled in 2001.

NET REALIZED CAPITAL GAINS AND (LOSSES)
Net realized capital gains/losses were $(793,000) and $(283,000) for the three and nine months ended September 30, 2001, respectively, as compared to net realized capital losses of $(2,632,000) and $(3,949,000) in the comparable periods of 2000. Capital gains resulted from the liquidation of longer duration fixed income securities in the third quarter of 2001 in order to rebalance the portfolio. These transactions resulted in a higher cash balance at September 30, 2001 that was reinvested in the fourth quarter in shorter maturities. Capital losses were realized due to the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES AND LOSS ADJUSTMENT EXPENSES
The loss and loss adjustment expense (LAE) ratio for the Company for the three and nine months ending September 30, 2001, was 83.5% and 88.4% of net premiums earned respectively, as compared to 83.1% and 82.7% for the similar period of 2000, and to 82.3% for the entire year of 2000. A portion of LAE, unallocated loss adjustment expenses (ULAE), is not ceded as part of the quota share reinsurance contract mentioned above and accounts for the increased percentages.

During the third quarter of 2001, the Company experienced unfavorable development on its year-end 2000 loss and LAE reserves in the amount of $1.0 million. This increased the loss and LAE ratio for the third quarter by 4.0 percentage points.

POLICY ACQUISITION AND GENERAL AND ADMINISTRATIVE EXPENSE
Policy acquisition and general and administrative expenses for the three and nine months ended September 30, 2001 declined to $15,696,000 and $38,634,000 respectively, from the comparable periods of 2000. A reduction for the third quarter and first nine months of 2001 of 16% and 33%, respectively, over the same periods in 2000. This reflects an increase in ceding commissions associated with the quota share reinsurance contract and operating expense reduction initiatives.

As a percentage of gross premiums written, the Company experienced an increase in its 2001 expense ratio of 16% over 2000 for the three months ended September 30, 2001. This increase is the result of a true-up of ceding commissions earned between the second and third quarters, as year-to-date percentages equal 53%, which only 46% of written premiums was ceded in the third quarter. For the nine months ended September 30, 2001, the decrease in the expense ratio of 12% is the result of reduced operating expenses, the effect of increased operating expenses allocated to LAE and an increase in ceding commissions earned under the quota share reinsurance contract.

PROVISION (BENEFIT) FOR INCOME TAXES
At September 30, 2001 the Company's net tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit for either the three or nine months ended September 30, 2001.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

CASH AND INVESTMENTS
Total investments at September 30, 2001 and December 31, 2000 were $95.0 million and $148.9 million, respectively. The decline in invested assets results from continued liquidations to fund claim payments and operating expenses, as well as the portfolio rebalancing mentioned above. Composition of investments is comparable between these periods and the Company's market risk exposure has not changed materially since December 31, 2000. Refer to Net Realized Capital Gains and (Losses) above for a discussion of other changes on cash investment balances.

REINSURANCE RECEIVABLES AND PAYABLES
SIG negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, SIG may cede a portion of its non-standard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and up to 90% of Pafco's earned premiums in 2001. The average ceding percentage over the year 2000 was 33%, with 41% being ceded in the fourth quarter of 2000. SIG's ceding percentage for 2001 was approximately 53%. The increase in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES
The receivables have decreased by $4,486,000, or 8% from December 31, 2000. This decrease is attributable to the collection of premiums from periods in which written premiums were higher and the general decrease in current year earned premiums and the general decline in premium volume in 2001.

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Total loss and loss adjustment expense reserves decreased from $113,149,000 as of December 31, 2000 to $90,776,000 as of September 30, 2001, a reduction of approximately $22,373,000. This decrease is consistent with the Company's declining volume of business.

UNEARNED PREMIUMS
At September 30, 2001, unearned premiums were $60,502,000, a decrease of $1,884,000 from December 31, 2000, consistent with the decrease in receivables discussed above.

DEFERRED INCOME
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company and SIG each received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over the three-year period with four months of amortization taken through September 30, 2001.

OTHER LIABILITIES
Other liabilities increased by $5,844,000 from December 31, 2000 to September 30, 2001. This increase is largely caused by increases in prepaid insurance related to the 2001 Crop Year prepaid by Acceptance Insurance Companies, Inc. and an accrual for legal expenses.

STOCKHOLDERS' (DEFICIT)
Stockholders' (deficit) has increased by $(5,664,000) from December 31, 2000. This increase is the result of the net loss of $(24,684,000) for the nine months ended September 30, 2001, offset by an increase in combined surplus of $19,344,000 due primarily to the purchase by the Company of SIG's Preferred Securities.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds available to the management and holding companies are fees from policyholders, management fees and dividends from its primary subsidiaries.

The Company collects billing fees charged to policyholders that elect to make their premium payments in installments and also receives management fees pursuant to a management agreement between Superior Insurance Group, Inc. ("Superior Group") and Superior Insurance Company ("Superior"). Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus as permitted by Florida statute. During 2000 and 2001 Superior has not had net income from which to pay dividends. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Extraordinary dividends, within the meaning of the Indiana Insurance Code, cannot be paid by Pafco without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, IGF and Superior are subject to review by the IDOI and FDOI.

The non-standard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability to cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. During the third quarter of both 2001 and 2000, due to reduced premium volume, the Company has liquidated investments to pay claims. The Company historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will cause the Company to shorten duration. The Company may incur the cost of selling longer bonds to pay claims as claim payments tend to lag premium receipts. Due to the decline in premium volume, the Company has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

On August 12, 1997, SIG issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of $6.5 million, which commenced February 15, 1998. The Preferred Securities may be redeemed in whole or in part after 10 years.

SIG began deferring the semi annual interest payments in February 2000. SIG may continue to defer interest payments in accordance with the terms of the trust indenture for up to five years. The unpaid interest installment amounts accrue interest at 9.5%. SIG last deferred the interest payment due in August 2001.

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

These restrictions currently apply as SIG's consolidated coverage ratio was (.85) at September 30, 2001, and will continue to apply until SIG's consolidated coverage ratio is in compliance with the terms of the trust indenture. SIG is in compliance with these additional restrictions.

Net cash used in operating activities in the first nine months of 2001 aggregated $(18,590,000) million compared to cash used of $(34,982,000) million in the comparable period of 2000.

Management believes cash flows from premiums, investment income, and billing fees and the liquidation of investments as necessary in the non-standard automobile operations will be sufficient to meet obligations to policyholders and operating expenses for the foreseeable future. This is due primarily to the lag time between receipt of premiums and claims payments. Accordingly, while there can be no assurance as to the sufficiency of the Company's cash flow in future periods, the Company believes that its cash flow will be sufficient to meet all of the Company's operating expenses and operating debt service (not including the Preferred Securities) for the foreseeable future.

CDN GAAP stockholders' equity reflected a deficit of $(78,332,000) at September 30, 2001, which does not reflect the statutory equity upon which the Company conducts its various insurance operations. The Company's insurance subsidiaries, after the effects of Codification (See Note 3 to the consolidated financial statements), had statutory surplus of approximately $25.2 million at September 30, 2001.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Part I, Item 1 "Business" in the December 31, 2000 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the December 31, 2000 Form 10-K.

PART II -         OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

As previously reported, IGF, which is a wholly owned subsidiary of the Company, had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29,147,278 was paid through September 30, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $359,114 for the first three quarters of 2001. A reserve of approximately $5,635,079 remains to pay future claims. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota.

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

On or about June 11, 2001, IGF filed a motion in the United States District Court for the District of New Jersey seeking to vacate the arbitration panel's order requiring security. On June 19, 2001, MSI filed a motion in the same court for a ruling confirming that order. On July 26, 2001, the parties presented oral arguments on their cross-motions for vacation and confirmation of the order. On August 6, 2001 the court denied IGF's motion to vacate the arbitration panel's order. As of this date, IGF has not posted the required letter of credit, and it is financially incapable of satisfying that requirement. On November 7, 2001 the arbitration panel considered a petition for default judgment against IGF based on IGF's failure to post the pre-hearing security. In the event the arbitration panel orders a default judgment against IGF, IGF will appeal the order to the United States District Court of New Jersey.

On June 25, 2001, MSI filed a complaint for preliminary and permanent injunctive relief and damage (the "MSI Complaint") against the Company, SIG, IGF, IGFH, Granite Re, and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana, Indianapolis Division. The MSI Complaint alleges that the previously reported June 6, 2001 transfer of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and are avoidable. In addition, the MSI Complaint alleges that Acceptance, the Company, SIG, IGFH and the Symons Family are liable to MSI for the entire $39 million claim which MSI is asserting against IGF in arbitration proceedings on theories of successor liability and "piercing the corporate veil." The MSI Complaint seeks preliminary and permanent injunctive relief against the defendants, an order voiding the various transactions between and among the defendants and an order determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF.

On July 26, 2001, the defendants filed answers to the MSI Complaint. In those answers, each of the defendants denied the material allegations contained in the MSI Complaint and asserted certain affirmative defenses to that complaint. Each of those defendants also filed briefs in opposition to MSI's Motion for Preliminary Injunctive Relief. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief.

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

As previously reported, SIG and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. Through reinsurance agreements, CNA was to share in IGF's profits or losses on IGF's total crop insurance business. By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times "Average Pre-Tax Income", an amount based in part upon payments made to CNA under the SAA. The SAA further provided that 30 days after exercise of the Put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001, CNA also asserted a claim for amounts allegedly due under reinsurance agreements for the 2000 crop year.

Also, as previously reported, SIG, IGFH and IGF believe they have claims against CNA and defenses to CNA's claim that may ultimately offset or reduce amounts owed to CNA. The parties have engaged in discussions regarding possible alternatives for the resolution of their respective claims against each other. However, those discussions ultimately proved to be unsuccessful.

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

On June 6, 2001, CNA filed a complaint against IGF, IGFH and SIG (the "CNA complaint") asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserted claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to the Company, SIG and Granite Re, which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and SIG from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add the Company and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

On September 20, 2001, the court ordered a consolidation of the two cases. Discovery in the case is proceeding. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company of its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company and its affiliates financial condition or results of operations.

As previously reported, the California Department of Insurance ("CDOI") filed a Notice of Non-Compliance against Superior on June 29, 2001, which alleges that broker fees were charged by independent brokers in violation of California law. The Company and the CDOI are presently in settlement discussions, and the Company expects to settle with the CDOI during the fourth quarter. Although the ultimate outcome of the settlement discussions is unknown, the Company believes it will settle for an amount less than $200,000 and therefore has accrued this amount in its consolidated financial statements.

Superior is a defendant in a case filed on May 8, 2001 in the United States District Court for the Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by an third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See footnote 4, "Commitment and Contingencies", and footnote 3, "Regulatory Affairs", to the Company's consolidated financial statements in Part I of this report, incorporated herein by reference, for additional legal matters.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the June 30, 2001 Form 10-Q.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         On September 17, 2001 the Company announced a stock repurchase program. Under the program, the Company may purchase its outstanding common shares on the open market. The Company's common shares are traded in the U.S. on the NASDAQ OTC Bulletin Board
          (NOBB) and in Canada on the Toronto Stock Exchange (TSE). The maximum purchase amount acquired will not exceed $500,000.

          The purchase of shares listed on the NOBB became effective on September 17, 2001 and may continue for up to two years. Depending on market conditions and other factors, purchases on the NOBB may be commenced or suspended at any time during the two-year period. The purchase of shares listed on the TSE program became effective on October 4, 2001 and the Company may purchase an aggregate of up to 272,555 shares pursuant to the normal course issuer bid as approved by the TSE. Any shares acquired through the TSE will be cancelled. The TSE purchase plan terminates on the earlier of the date on which the maximum number of common shares is purchased and October 3, 2002.

          On November 1, 2001 SIGF entered into an agreement for the acquisition of the book of business of Florida International Underwriters, Inc., a Florida corporation ("FIU"), which is engaged in the business of writing property, casualty and marine insurance. The transaction is subject to the approval of the 15th Judicial Circuit Court of Palm Beach County, Florida, which has jurisdiction over the assets of FIU. The transaction, if approved, will become effective during the fourth quarter of 2001or the first quarter of 2002.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:  None

          Reports on Form 8-K:

          On August 2, 2001 the Company filed a Form 8-K describing recent legal proceedings and regulatory actions regarding the Registrant and its affiliates as discussed above under "Legal Proceedings," "Commitments and Contingencies," and "Regulatory Affairs."

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2001.



                                         By:  /s/ Alan G. Symons
                                              ---------------------------
                                         Alan G. Symons
                                         Chief Executive Officer



                                         By:  /s/ John G. Pendl
                                              ---------------------------
                                         John G. Pendl
                                         Chief Financial Officer

     Goran Capital Inc. - Consolidated
     Analysis of Loss Per Share
     US GAAP - Treasury Method


                                                                             Nine Months               Nine Months
                                                                                Ended                     Ended
                                                                         September 30, 2001         September 20, 2000
                                                                         ------------------         ------------------

     Average Price (US $)                                                             N/A                        N/A

     Proceeds from Exercise of Warrants and Options (US $)                            Nil                        Nil

     Shares Repurchased - Treasury Method                                             Nil                        Nil

     Shares Outstanding - Weighted Average                                      5,775,000                  5,838,000

     Add:  Options and Warrants Outstanding (1)                                       Nil                        Nil

     Less:  Treasury Method - Shares Repurchased                                      Nil                        Nil

     Shares Outstanding for US GAAP Purposes                                    5,775,000                  5,838,000

     Net Loss in Accordance with US GAAP                                     $(24,684,000)              $(34,649,000)

     Net Loss Per Share - US GAAP - Basic and Fully Diluted                        $(4.28)                    $(5.94)



     (1) Only those options with a dilutive effect were included above for the nine months ended September 30, 2001 and 2000.