Form 10-K
period 2001-12-31
GORAN CAPITAL INC
filed 2002-04-12
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK  ONE)
( X ) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to

____________.

                        Commission File Number:000-24366

                               GORAN CAPITAL INC.
             (Exact name of registrant as specified in its charter)

CANADA                                                           Not  Applicable
State  of  Incorporation                      IRS  Employer  Identification  No.

2  EVA  ROAD,  SUITE  200,  ETOBICOKE,  ONTARIO  CANADA                 M9C  2A8
Address  of  Principal  Executive  Offices                             Zip  Code

Registrant's  telephone  number,  including  area  code: (416) 622-0660   Canada
                                                         (317)  259-6300  -  USA

Securities  registered  pursuant  to  Section  12(b)  of  the  Act: Common Stock

Securities  registered pursuant to Section 12(g) of the Act: None Title of Class


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes(X) No( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes(X) No( )

The aggregate market value of the 2,333,854 shares of the Registrant's common stock held by non-affiliates, as of March 27, 2002 was $1,003,557.

The number of shares of common stock of the Registrant, without par value, outstanding as of March 27, 2002 was 5,393,698.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in Parts II and IV hereof.
Portions  of  the  Registrant's  Proxy  Statement for the 2002 Annual Meeting of
Shareholders  are  incorporated  by  reference  in  Part  III  hereof.

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


Foreign  Exchange  Rates
U.S.  to  Canadian  Dollars
For  The  Years  Ended  December  31,

             2001   2000   1999   1998   1997
            -----  -----  -----  -----  -----
Average. .  .6461  .6733  .6724  .6745  .7222
Period End  .6287  .6672  .6929  .6532  .6995
High . . .  .6714  .6965  .6929  .7061  .7351
Low. . . .  .6227  .6416  .6625  .6376  .6938

ACCOUNTING  PRINCIPLES

The financial information contained in this document is stated in U.S. Dollars and is expressed in accordance with Canadian Generally Accepted Accounting Principles unless otherwise stated.





                                Table of Contents
ITEM . . . . . . . . .  PAGE
                                     PART I
Item 1.. . . . . . . .  Business                                                                  4

Item 2.. . . . . . . .  Properties                                                               20

Item 3.. . . . . . . .  Legal Proceedings                                                        21

Item 4.. . . . . . . .  Submission of Matters to a Vote of Security Holders                      25


                                    PART II

Item 5.. . . . . . . .  Market for Registrant's Common Equity and Related Shareholder Matters    26

Item 6.. . . . . . . .  Selected Consolidated Financial Data                                     26

Item 7.. . . . . . . .  Management's Discussion and Analysis of Financial Condition and Results
                        of Operations. . . .                                                     26

Item 7A. . . . . . . .  Quantitative and Qualitative Disclosures About Market Risk               26

Item 8.. . . . . . . .  Financial Statements and Supplementary Data                              26

Item 9.. . . . . . . .  Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure                                                     26

                                    PART III

Item 10. . . . . . . .  Directors and Executive Officers of the Registrant                       27

Item 11. . . . . . . .  Executive Compensation                                                   27

Item 12. . . . . . . .  Security Ownership of Certain Beneficial Owners and Management           27

Item 13. . . . . . . .  Certain Relationships and Related Transactions                           27


                                    PART IV

Item 14. . . . . . . .  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         28


Item 15. . . . . . . .  Signatures                                                               36


                                     PART I

ITEM  1  -  BUSINESS

FORWARD-LOOKING  STATEMENT

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks; uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and (iii) the factors described in this section and elsewhere in this report.

OVERVIEW  OF  BUSINESS

Goran Capital Inc. ("Goran" or the "Company") is a Canadian federally incorporated holding company principally engaged in the business of underwriting property and casualty insurance through its insurance subsidiaries Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"), which maintain their headquarters in Indianapolis, Indiana. Goran owns approximately 73.1% of a U.S. holding company, Symons International Group, Inc. ("SIG"). SIG owns IGF Holdings, Inc. ("IGFH") and Superior Insurance Group, Inc. ("Superior Group") which are the holding companies for the insurance subsidiaries. SIG owns Superior Insurance Group Management, Inc. ("Superior Group Management") which is the management company for the insurance subsidiaries. The operations of SIG accounts for 94% of Goran's consolidated revenues. Goran's other subsidiaries include Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite"), and Symons International Group (Florida) Inc. ("SIGF").

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

Granite, a Canadian federally licensed insurance company, sold its book of business in January 1990 to an affiliate which subsequently sold to third parties in June 1990. Granite currently has seven outstanding claims and maintains an investment portfolio sufficient to support those claim liabilities. Goran anticipates that the outstanding claims will be settled by the end of 2002.

As previously announced, IGF Insurance Company ("IGF") sold its crop insurance operations to Acceptance Insurance Companies Inc. ("Acceptance") on June 6, 2001and is now in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

NONSTANDARD  AUTOMOBILE  INSURANCE

Overview

Pafco, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies. Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies, which are directed toward different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences a lower rate of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Products

The Company offers both liability and physical damage coverage in the nonstandard automobile insurance marketplace, with policies having terms from three to twelve months. Most nonstandard automobile insurance policyholders choose the basic limits of liability coverage which, though varying from state to state, generally is $25,000 per person and $50,000 per accident for bodily injury to others and in the range of $10,000 to $20,000 for damage to cars or other property.

Primarily, the Company offers two policies, each directed toward different classes of risk within the nonstandard market. The Superior Choice policy offers insureds a lower cost alternative in exchange for restricted coverage terms. The Superior Standard policy is intended for risks who desire more traditional auto coverage.

Where permitted, Superior offers a five-tier product covering the full spectrum of automobile insurance customers from nonstandard to ultra-preferred. The focus of the Company's marketing, however, is the nonstandard auto insurance market.

Underwriting

The Company utilizes many factors in determining its rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of convictions or accidents, limits of liability, deductibles, and, where allowed by law, credit, age, sex and marital status of the insured. The rate approval process varies from state to state. Some states allow filing and immediate use of rates, while others require approval by the state's insurance department prior to the use of the rates.

Underwriting results of insurance companies are frequently measured by their combined ratios. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are generally considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a further discussion on the combined ratio.

In an effort to maintain and improve underwriting profits, the territory managers monitor loss ratios of the agencies in their regions and meet periodically with the agencies in order to address any adverse trends in loss ratios or other profitability indicators.

Marketing

The Company's nonstandard automobile insurance business is concentrated in the states of Florida, California, Virginia, Colorado, and Georgia. The Company also writes nonstandard automobile insurance in fifteen additional states. Although the Company wrote $9.7 million of business in Pennsylvania in 2001, it is prohibited from writing other than renewal business after July 30, 2001, based on an agreement with the Indiana Department Of Insurance (refer to Regulatory Developments in Management Discussion and Analysis of Financial Condition and Results of Operations). The Company selects states for expansion or withdrawal based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition, capitalization of its companies and the regulatory climate.

The following table sets forth the geographic distribution of gross premiums written by the Company for the periods indicated sorted in descending order of 2001 volume.



     Goran  Capital  Inc.
     Year  Ended  December  31,  (in  thousands)



State . . . . . . . . .   2001      2000      1999
-----------------------  --------  --------  --------

Florida . . . . . . . .  $ 49,162  $ 44,070  $ 67,459

California. . . . . . .    34,287    32,480    29,993

Virginia. . . . . . . .    21,054    20,089    15,470

Georgia . . . . . . . .    15,481    13,670    22,945

Colorado. . . . . . . .    10,112     6,938     8,238

Pennsylvania  (1) . . .     9,683         -         -

Indiana . . . . . . . .     6,275    12,804    23,599

Kentucky. . . . . . . .     3,135     5,034     5,768

Nevada. . . . . . . . .     1,980     3,707     6,954

Tennessee . . . . . . .     1,696     9,794     6,840

Texas . . . . . . . . .     1,267     5,918     2,641

Arizona . . . . . . . .     1,111     4,484    10,912

Iowa. . . . . . . . . .     1,066     2,023     4,028

Oregon. . . . . . . . .     1,008     4,236    12,394

Missouri. . . . . . . .       839     1,929     4,555

Oklahoma. . . . . . . .       635     1,090     1,921
Other states. . . . . .       697     5,156    12,056
                         --------  --------  --------

Total nonstandard auto.   159,488   173,422   235,773

Other property. . . . .     1,604     1,039       628

Reinsurance . . . . . .    32,094     7,638        --
                         --------  --------  --------

Total . . . . . . . . .  $193,186  $182,099  $236,401
                         ========  ========  ========

(1) All premiums written in Pennsylvania are on the books of IGF, which was precluded from writing other than renewal premium after July 30, 2001


The Company markets its nonstandard products exclusively through independent agencies. The Company has several territory managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

The Company attempts to foster strong service relationships with its agencies and customers. The Company has automated certain marketing, underwriting and administrative functions and has allowed on-line communication with its agency force. In addition to delivering prompt service while ensuring consistent underwriting, the Company offers rating software to its agents which permits them to rate risks in their offices. Over 90% of new business applications are electronically uploaded directly from the agents office to the company through this software. An in-house developed point of sale product allows agents to order motor vehicle, credit and other reports on line at the time of sale in a number of states and will be offered in all states by the end of 2002.

Most of the Company's agents have limited authority to sell and bind insurance coverages in accordance with procedures established by the Company, which is a common practice in the nonstandard automobile insurance business. The Company reviews all coverages bound by the agents promptly and generally accepts coverages that fall within its stated underwriting criteria. In most jurisdictions, the Company has the right within a specified time period to cancel any policy even if the risk falls within its underwriting criteria. The Company compensates its agents by paying a commission based on a percentage of premiums produced.

The Company believes having four individual companies licensed in various states allows it the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation.

Claims

The Company's nonstandard automobile claims department handles claims on a regional and local basis from claim offices in Indianapolis, Indiana; Atlanta, Georgia; Tampa, West Palm Beach and Jacksonville, Florida; Orange and Glendale, California; Alexandria, Virginia; and Lakewood, Colorado. In 2002, the Company also has established a new claim center in Virginia Beach, Virginia. The Company uses a combination of its own adjusters and independent appraisers and adjusters for estimating physical damage claims and limited elements of investigation.

Claims settlement authority levels are established for each adjuster or manager based on the employee's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. All claim-related litigation is monitored by a home office supervisor or litigation manager. The claims policy of the Company emphasizes prompt and fair settlement of meritorious claims, appropriate reserving for outstanding claims and controlling claims adjustment expenses.

Reinsurance

The Company follows the customary industry practice of reinsuring a portion of its risks. Insurance is ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large losses, including catastrophic losses. Although reinsurance does not legally discharge the ceding insurer from its primary obligation to pay the full amount of losses incurred under policies reinsured, it does render the reinsurer liable to the insurer to the extent provided by the terms of the reinsurance treaty. As part of its internal procedures, the Company evaluates the financial condition of each prospective reinsurer before it cedes business to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and that they can meet their obligations to the Company under the terms of the respective reinsurance treaties.

In 2001, Pafco and Superior maintained casualty excess of loss reinsurance on their nonstandard automobile insurance business covering 62.5% of $750,000 of losses on an individual occurrence basis in excess of $250,000 up to a maximum of $3 million.

As of December 31, 2001, amounts recoverable from reinsurers relating to nonstandard automobile operations follows (in thousands):




                                                                        Reinsurance
                                                                     Recoverables as of
Reinsurer                                         A.M. Best Rating   December 31, 2001(1)
----------------------------------------------  ------------------  ---------------------

National Union Fire Ins Comp of Pittsburgh, PA     A++                       $  66,077
Gerling Global Reins Corp of America . . . . .      A                              384
Lloyds of London . . . . . . . . . . . . . . .  Not Rated                        1,102

 (1) Only recoverables greater than $200,000 are shown. Total nonstandard automobile reinsurance recoverables as of December 31, 2000 were approximately $69,856,000.
(2) An A.M. Best Rating of "A++" is the highest of 15 ratings. An A.M. Best Rating "A" is the third highest of 15 ratings.


Effective January 1, 2000, Pafco and Superior entered into an automobile quota share agreement with National Union Fire Insurance Company of Pittsburgh (A.M. Best rated A++). The amount of cession for Pafco is variable up to a maximum of 90% or $30 million and for Superior is variable up to a maximum of 75% or $70 million for all new and renewal business. In 2001, Pafco and Superior ceded 54% of their nonstandard automobile gross written premiums on new and renewal business under this treaty. In addition, SIG ceded a portion of its unearned premium reserve bringing the total cession to 79% in 2001.

On April 29, 1996, Pafco also entered into a 100% quota share reinsurance agreement with Granite Re whereby all of Pafco's commercial business from 1996 and thereafter was ceded effective January 1, 1996. This agreement was in effect during 2001.

Neither Pafco nor Superior has any facultative reinsurance with respect to its nonstandard automobile insurance business.

Competition

The Company competes with both large national and smaller regional companies in each state in which it operates. The Company's competitors include other companies which serve the agency market, as well as companies which sell insurance directly to consumers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and, potentially, reduced acquisition costs. The Company's primary competitors are Progressive Casualty Insurance Company and specialty subsidiaries of a number of insurance groups, including AIG, Allstate, American Financial Group and GMAC. Generally, these competitors are larger and have greater financial resources than the Company.

The nonstandard automobile insurance business is price sensitive and rates were decreasing the past several years as competitors moved to protect or increase their market share. During 2001, however, competitors aggressively raised rates in an effort to improve underwriting results.

Recent  Developments

In January 2000, SIG engaged Gene Yerant as the President of its nonstandard automobile operations and raised rates an aggregate of 12%, redesigned the auto insurance product, reduced staff and closed the Tampa processing center. During 2001, rates were raised an additional 24%, financial reporting was automated and a new in-house processing system was developed. SIG is in the process of converting its business to this system.

Beginning in the fourth quarter of 2001 and continuing in January and February 2002, SIG sustained adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, SIG commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, SIG has as of the filing of this document, or plans to before the end of the second quarter, taken the following actions to improve its financial position and operating results:

- Eliminated reinstatements in all markets, i.e., upon policy cancellation, the insured must obtain a new policy at prevailing rates and underwriting guidelines;

- Terminated or placed on new business moratorium several hundred agents whose loss ratios were abnormally high when compared to the average for the remaining agents (these agents accounted for approximately 16% of the total gross written premium in 2001);

- Increased underwriting requirements in certain markets including: higher down payments, new policy fees, and shorter policy terms;

- Hired a consultant with significant auto claims experience to review processes and suggest modifications to the claims function.

SIG expects the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels with a corresponding decrease in management fees payable to Superior Group, offset by reductions in operating expenses due to process changes and efficiencies.

RESERVES  FOR  LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES

Loss reserves are estimates, established at a given point in time based on facts then known and assumptions believed to be reasonable, of what an insurer predicts its exposure to be in connection with incurred losses. Loss adjustment expense reserves are estimates of the ultimate liability associated with the expense of settling all claims, including investigation and litigation costs resulting from such claims. The actual liability of an insurer for its losses and loss adjustment expense reserves at any point in time will be greater or less than these estimates.

The Company maintains reserves for the eventual payment of losses and loss adjustment expenses with respect to both reported and unreported claims. Nonstandard automobile reserves for reported claims are established on a case-by-case basis. The reserving process takes into account the type of claim, policy provisions relating to the type of loss and historical paid loss and loss adjustment expense for similar claims.

Loss and loss adjustment expense reserves for claims that have been incurred but not reported are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves.

The recorded loss reserves of SIG and Granite Re at December 31, 2001 are certified by the Company's Vice President and Chief Actuary. The recorded loss reserves of Granite at December 31, 2001 are certified by an independent actuary.

The following loss reserve development table illustrates the change over time of reserves established for loss and loss expenses as of the end of the various calendar years for the nonstandard automobile segment of the Company. The table includes the loss reserves acquired from the acquisition of Superior in 1996 and the related loss reserve development thereafter. The first section shows the reserves as originally reported at the end of the stated year. The second section,  reading  down,  shows  the  cumulative  amounts  paid as of the end of successive years with respect to the reserve liability. The third section, reading down, shows the re-estimates of the original recorded reserve as of the end of each successive year which is a result of sound insurance reserving practices of addressing emerging facts and circumstances which indicate that a modification of the prior estimate is necessary. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

The loss reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

The reserve for losses and loss adjustment expenses is an accumulation of the estimated amounts necessary to settle all outstanding claims as of the date for which the reserve is stated. The reserve and payment data shown below have been reduced for estimated subrogation and salvage recoveries. The Company does not discount its reserves for unpaid losses and loss expenses. No attempt is made to isolate explicitly the impact of inflation from the multitude of factors influencing the reserve estimates, though inflation is implicitly included in the estimates. The Company regularly updates its reserve forecasts by type of claim as facts become known and events occur which affect unsettled claims.




Goran  Capital  Inc.
Nonstandard  Automobile  Insurance  Only
For  The  Years  Ended  December  31,  (in  thousands)

                   1991      1992      1993      1994      1995       1996       1997       1998       1999     2000     2001
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------  ------

Gross
reserves for
 unpaid losses.
 and LAE. . . .                    $27,403   $25,248   $71,748   $79,551   $101,185   $121,661   $141,260   $103,441  $79,047
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------
Deduct
 Reinsurance
 Recoverable. .                    12,581    10,927     9,921     8,124     16,378      6,515      3,167     18,709    28,511
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------
Reserve for
 unpaid losses
 and LAE, net
 of
reinsurance . .  $15,682   $17,055    14,822    14,321     61,827     71,427     84,807    114,829   138,093   84,732   50,536
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------  ------
Paid
 Cumulative
 as
 of:
One Year
 Later. . . . .    7,519    10,868     8,875     7,455     42,183     59,410     62,962     85,389    81,444   57,696
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Two Years
 Later. . . . .   12,358    15,121    11,114    10,375     53,350     79,319     89,285    111,042   107,534       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Three Years
 Later. . . . .   13,937    16,855    13,024    12,040     58,993     86,298     98,469    121,907        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Four Years
 Later. . . . .   14,572    17,744    13,886    12,822     61,650     89,166    102,854         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Five Years
 Later. . . . .   14,841    18,195    14,229    13,133     62,621     90,477         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Six Years
 Later. . . . .   14,992    18,408    14,330    13,375     63,031         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Seven Years
 Later. . . . .   15,099    18,405    14,426    13,418         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Eight Years
 Later. . . . .   15,095    18,460    14,386        --         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Nine Years
 Later. . . . .   15,135    18,411        --        --         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Ten Years
 Later. . . . .   15,086        --        --        --         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Liabilities re
-estimated as
 of:
One Year
 Later. . . . .   14,453    17,442    14,788    13,365     59,626     82,011     97,905    131,256   124,012   85,538
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Two Years
 Later. . . . .   14,949    18,103    13,815    12,696     60,600     91,743    104,821    128,302   121,480       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Three Years
 Later. . . . .   15,139    18,300    14,051    13,080     63,752     91,641    104,551    127,885        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Four Years
 Later. . . . .   15,218    18,313    14,290    13,485     63,249     91,003    105,012         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Five Years
 Later. . . . .   15,198    18,419    14,499    13,441     63,233     91,323         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Six Years
 Later. . . . .   15,114    18,533    14,523    13,592     63,373         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Seven Years
 Later. . . . .   15,157    18,484    14,584    13,652         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Eight Years
 Later. . . . .   15,145    18,508    14,574        --         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Nine Years
 Later. . . . .   15,165    18,494        --        --         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Ten Years
 Later. . . . .   15,157        --        --        --         --         --         --         --        --       --
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Ne
t cumulative
 (deficiency)
 or
 redundancy . .      525    (1,439)      248       669     (1,546)   (19,896)   (20,205)   (13,056)   16,613     (806)
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  -------
Expressed as
 a percentage
 of unpaid
 losses and
 LAE. . . . . .      3.3%    (8.4%)      1.7%      4.7%     (2.5%)    (27.9%)    (23.8%)    (11.4%)     12.0%   (1.0%)



Revaluation of gross
---------------------------------
Losses  and LAE as of
---------------------------------
Year-end 2001:
---------------------------------

Cumulative Gross Paid as
of Year-end  2001 . . . . . . . .  27,072   24,788   73,164    98,585   120,942   125,070   108,213   73,484
                                   -------  -------  -------  --------  --------  --------  -------  --------
Gross liabilities re
-estimated as of  year-end 2001 .  27,674   25,461   73,976    99,901   123,570   131,999   123,310  104,850
                                   -------  -------  -------  --------  --------  --------  -------  --------
Gross cumulative
(deficiency) or  redundancy . . .    (271)    (213)  (2,228)  (20,350)  (22,385)  (10,338)   17,950   (1,409)
---------------------------------  -------  -------  -------  --------  --------  --------  -------  --------



Activity in the liability for unpaid loss and loss adjustment expenses for nonstandard automobile insurance is summarized below (in thousands):


                                        2001      2000       1999
                                      --------  ---------  --------
Balance at January 1,. . . . . . . .  $108,117  $152,455   $134,024
       Less Reinsurance Recoverables    23,252    13,527     17,844
                                      --------  ---------  --------
       Net Balance at January 1, . .    84,865   138,928    116,180

Incurred related to
       Current Year. . . . . . . . .    69,667   127,497    214,606
       Prior Years . . . . . . . . .       774   (14,118)    16,367
                                      --------  ---------  --------
       Total Incurred. . . . . . . .    70,441   113,379    230,973

Paid Related to
       Current Year. . . . . . . . .    46,973    85,334    122,380
       Prior Years . . . . . . . . .    57,791    82,108     85,845
                                      --------  ---------  --------
       Total Paid. . . . . . . . . .   104,764   167,442    208,225

Net Balance at December 31,. . . . .    50,542    84,865    138,928
Plus Reinsurance Balance . . . . . .    30,600    23,252     13,527
                                      --------  ---------  --------
Balance at December 31,. . . . . . .  $ 81,142  $108,117   $152,455
                                      ========  =========  ========

RATINGS

A.M. Best has currently assigned a "B-" rating to Superior and a "C" rating to Pafco. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance, which is supplemented by certain data, including responses to A.M. Best's questionnaires, phone calls and other correspondence between A.M. Best analysts and company management, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports, company business plans and other reports filed with state insurance departments. A.M. Best undertakes a quantitative evaluation, based upon profitability, leverage and liquidity, and a qualitative evaluation, based upon the composition of a company's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus, the soundness of a company's capital structure, the extent of a company's market presence and the experience and competence of its management. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best's ratings are not a measure of protection afforded investors. "B-" and "C" ratings are A.M. Best's eighth and eleventh highest rating classifications, respectively, out of fifteen ratings. A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have, on balance, fair financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions". A "C" rating is awarded to insurers which, in A. M. Best's opinion, "have, on balance, weak financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is very vulnerable to adverse changes in underwriting and economic conditions".

A.M. Best has currently assigned an "E" rating (Under Regulatory Supervision) to IGF reflecting the significant regulatory constraint resulting from the Consent Order entered into between IGF and the Indiana Department Of Insurance (see "Recent Regulatory Developments", below).

REGULATION

General

The Company's U.S. insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than stockholders or other investors. Depending on whether an insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition;
(ii)  periodic  financial examination; (iii) approval of rates and policy forms;
(iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and (ix) the type and amount of permitted investments.

The losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's U.S. insurance subsidiaries (see "Recent Regulatory Developments" and "Risk-Based Capital Requirements" and "RISK FACTORS" below).

Recent  Regulatory  Developments

Pafco has been subject to an agreed to order of the Indiana Department of Insurance ("IDOI") since February 17, 2000, which requires Pafco, among other matters, to:

- Refrain from doing any of the following without the IDOI's prior written consent: selling assets or business in force or transferring property, except in the ordinary course of business; disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000); lending funds; making investments, except in specified types of investments; incurring debt, except in the ordinary course of business and to unaffiliated parties; merging or consolidating with another company, or entering into new, or modifying existing, reinsurance contracts.

- Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations. Restrictions on premium writings would result in lower premium volume and management fees payable to Superior Group are based on gross written premium; therefore, lower premium volume results in reduced management fees paid by Pafco.

- Continue to comply with prior IDOI agreements and orders to correct business practices, under which (as previously disclosed) Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and of affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

Pafco is in compliance with the order. Pafco's inability or failure to comply with any of the above could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco.

Pafco has agreed with the Iowa Department of Insurance ("IADOI") that it will not write any new nonstandard business until such time as Pafco has reduced its overall nonstandard automobile policy counts in the state or has:

-     Increased  surplus,  or
-     Has  a  net written premium to surplus ratio of less than three to one, or
-     Has  a  surplus  reasonable  to  its  risk.

Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

The Florida Department of Insurance ("FDOI") concluded its financial review of Superior for the year ended December 31, 1999, and issued its final report during the fourth quarter of 2001. The FDOI's final report recommended additional examination of compliance issues and financial records accuracy for years subsequent to 1999. Superior is required to submit monthly financial information to the FDOI, including a demonstration that it has not exceeded a ratio of net written premiums to surplus of four to one.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice"), which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to SIG. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which SIG believes improperly characterized policy fees paid by Superior to Superior Group and which seeks repayment of approximately $15 million by Superior Group to Superior. On September 28, 2001, Superior filed an appeal of the final order to First District Court of Appeal of the State of Florida. On March 4, 2002, the FDOI filed a petition in the Circuit Court of Leon County, Florida which seeks enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion with the District Court of Appeals, which was denied pending a ruling from the FDOI on Superior's motion for stay.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state. On October 9, 2001, the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state, which Superior believes is unwarranted. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. The non-standard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% of SIG's total gross written premiums in 2001. A decision has not yet been rendered, and although Superior does not expect an adverse decision, Superior would appeal any decision that prohibits it from writing business in Virginia.

On June 6, 2001 IGF sold substantially all of its crop insurance assets to Acceptance. On June 29, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a Consent Order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off.

The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

-     Sell  or  encumber  any  of  its  assets,  property, or business in force,
- Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by SIG, and does not include payments in excess of $10,000),
- Lend its funds or make investments, except in specified types of investments,
- Incur debts or obligations, except in the ordinary course of business to unaffiliated parties,
-     Merge  or  consolidate  with  another  company;
-     Enter  into  new,  or  amend  existing,  reinsurance  agreements,
- Complete, enter into or amend any transaction or arrangement with an affiliate, or
-     Disburse  funds  or  assets  to  any  affiliate.

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

While IGF is prohibited from writing any new business pursuant to the Consent Order, the departments of insurance of Florida, Illinois, Minnesota, Missouri, Nebraska, Virginia and South Carolina have required IGF to cease writing business in those states. IGF has also agreed with the departments of insurance of Texas and Washington to not write business in those states, and IGF presently intends to surrender its certificates of authority in most states in which it operated prior to the sale to Acceptance.

As a result of the Consent Order, IGF was prohibited from writing new non-standard automobile insurance in Pennsylvania after July 31, 2001. Prior to July 31, 2001, the non-standard automobile insurance policies written in Pennsylvania by IGF accounted for approximately 10% of the total gross written premiums of SIG. During the third quarter of 2001, the Pennsylvania Department of Insurance determined that it would not permit new business to be written in that state by Superior or SIG's other insurance company subsidiaries. Therefore, total written premiums for 2001 were less than anticipated. For the year ended December 31, 2001, Pennsylvania premiums were 6.0% of SIG's total written premiums.

Insurance  Holding  Company  Regulation

SIG also is subject to laws governing insurance holding companies in Florida and Indiana, where its insurance company subsidiaries are domiciled. These laws, among other things, (i) require SIG to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between SIG and its affiliates, including the amount of dividends and other distributions and the terms of surplus notes; and (iii) restrict the ability of any one person to acquire certain levels of SIG's voting securities without prior regulatory approval.

Any purchaser of 10% or more of the outstanding shares of common stock of SIG would be presumed to have acquired control of Pafco and IGF unless the Indiana Commissioner of Insurance ("Indiana Commissioner") upon application, has determined otherwise. In addition, any purchaser of 5% or more of the outstanding shares of common stock of SIG would be presumed to have acquired control of Superior unless the Florida Commissioner of Insurance ("Florida Commissioner"), upon application, has determined otherwise.

Dividend payments by SIG's insurance subsidiaries are subject to restrictions and limitations under applicable laws under which an insurance subsidiary may not pay dividends to SIG without prior notice to, or approval by, the subsidiary's domiciliary insurance regulator. The 1996 FDOI consent order approving SIG's acquisition of Superior, prohibited Superior from paying any dividends for four years from the date of acquisition without prior approval. This restriction expired in April 2000. As a result of regulatory actions taken by the IDOI with respect to Pafco and IGF, those subsidiaries may not pay dividends to SIG without prior approval by the IDOI (see "Recent Regulatory Developments" above). Further, payment of dividends may be constrained by business and regulatory considerations, and state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs. Accordingly, there can be no assurance that the IDOI or the FDOI would permit any of SIG's insurance subsidiaries to pay dividends at this time or in the future (see "RISK FACTORS").

While SIG's non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to Superior Group. The management agreement between Pafco and Superior Group provides for an annual management fee equal to 15% of gross premiums. The management agreement between Superior and Superior Group provides for an annual management fee of 17% of gross premiums. There can be no assurance that either the IDOI or the FDOI will not in the future require a reduction in these management fees.

In addition, neither Pafco nor IGF may engage in any transaction with an affiliate, without the prior approval of the IDOI (see "Recent Regulatory Developments" above).

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

During 2001, Pafco had values outside of the acceptable ranges for five IRIS tests. These included the change in net writings ratio, the surplus aid to surplus ratio, the two-year overall operating ratio, the investment yield ratio, and the change in surplus ratio.

During 2001, Superior had values outside of the acceptable ranges for four IRIS tests. These included the change in net writings ratio, the surplus aid to surplus ratio, the two-year overall operating ratio, and the change in surplus ratio.

During 2001, IGF had values outside of the acceptable ranges for eight IRIS tests. These included the gross premiums to surplus ratio, the net premium to surplus ratio, the change in net writings ratio, the two-year overall operating ratio, the investment yield ratio, the change in surplus ratio, the liabilities to liquid assets ratio, and the agents' balances to surplus ratio.

Risk-Based  Capital  Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. Indiana and Florida have substantially adopted the NAIC model law and Indiana directly, and Florida indirectly, have adopted the NAIC model formula. The RBC formula for property and casualty insurance companies measures four major areas of risk facing property and casualty insurers: (i) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; and
(iv) off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates, contingent liabilities and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the Company Action Level (as defined by the NAIC), requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory Action Level requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 100% of the RBC amount. The fourth action level is the Mandatory Control Level that requires the relevant insurance commissioner to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount. Based on the foregoing formula, as of December 31, 2001, the RBC calculations for Superior and Pafco were in excess of 200% and the calculation for IGF was in excess of 100%, or above authorized Control Level.

Guaranty  Funds;  Residual  Markets

The Company's insurance subsidiaries also may be required under the solvency or guaranty laws of most states in which they do business to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. Some state laws and regulations further require participation by the insurance company subsidiaries in pools or funds to provide some types of insurance coverage that they would not ordinarily accept. The Company's affiliates recognize their obligations for guaranty fund assessments when they receive notice that an amount is payable to a fund. The ultimate amount of these assessments may differ from that which has already been assessed.

It is not possible to predict the future impact of changing state and federal regulation on the Company's operations and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

Employees

At March 1, 2002 the Company and its subsidiaries employed approximately 347 full and part-time employees. None of the Company's employees, or its subsidiaries' employees, is represented either unions or collective bargaining agreements. The Company believes that relations with these employees are excellent.

RISK  FACTORS

The following factors, in addition to the other information contained in this report should be considered in evaluating the Company and its prospects.

Significant  Losses  Have  Been  Reported  and  May  Continue

Losses from continuing operations were $(31,937,000), $(63,224,000) and $(47,000,000) for 2001, 2000, and 1999, respectively. Losses from continuing operations before the effects of income tax, minority interest and amortization expense were $(20,188,000), $(18,387,000) and $(49,839,000) for 2001, 2000 and
1999, respectively. Losses from continuing operations decreased from 2000 largely due to lower volume and actions taken to reduce operating expenses. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

Recent and Further Regulatory Actions May Affect the Company's Future Operations

The Company's U.S. insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other jurisdictions in which the insurance company subsidiaries write business. Moreover, the U.S. insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's U.S. insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators (see "Recent Regulatory Developments" and "Risk-Based Capital Requirements"). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair its ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect its operations.

The  Company  is  Subject  to  a  Number  of  Pending  Legal  Proceedings

As discussed elsewhere in this report, the Company and certain of its subsidiaries are involved in a number of pending legal proceedings (see Part I
- Item 3, "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the attention of management and they are costly to defend.

The Terms of the Trust Preferred Securities May Restrict The Company's Ability to Act

SIG has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from SIG's nonstandard automobile insurance management company. SIG elected to defer the semi-annual interest payments due in February and August 2000 and 2001 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2002, 2003 and 2004 are deferred) approximating $84 million will become due and payable in February 2005. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment grade fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG.

Uncertain  Pricing  and  Profitability

One of the distinguishing features of the property and casualty industry is that its products are priced before losses are reported and final costs are known. Premium rate levels are related in part to the availability of insurance coverage, which varies according to the level of surplus in the industry.

Increases in surplus have generally been accompanied by increased price competition among property and casualty insurers. The nonstandard automobile insurance business, in recent years, has experienced very competitive pricing conditions and there can be no assurance as to the Company's ability to achieve adequate pricing. Changes in case law, the passage of new statutes or the adoption of new regulations relating to the interpretation of insurance contracts can retroactively and dramatically affect the liabilities associated with known risks after an insurance contract is in place. New products also present special issues in establishing appropriate premium levels in the absence of experience with such products' performance. The level of claims cannot be accurately determined for periods after the sale of policies, therefore reserves are estimated and these estimates are used to set price. If they are low, then resulting rates could be inadequate.

The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of property and casualty insurers to increase prices in response to declines in profitability. In states that require prior approval of rates, it may be more difficult for SIG to achieve premium rates that are commensurate with its underwriting experience with respect to risks located in those states. Accordingly, there can be no assurance that these rates will be sufficient to produce an underwriting profit.

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

Uncertainty  Associated  with  Estimating  Reserves  for  Unpaid  losses and LAE

The reserves for unpaid losses and LAE established by the Company's applicable subsidiaries represent estimates of amounts needed to pay reported and unreported claims and related LAE based on facts and circumstances then known. These reserves are based on estimates of trends in claims severity, judicial theories of liability and other factors.

Although the nature of the Company's insurance business is primarily short-tail, the establishment of adequate reserves is an inherently uncertain process that provides no assurance that the ultimate liability will not materially exceed reserves for losses and LAE and have a material adverse effect on the results of operations and financial condition. Due to the inherent uncertainty of estimating these amounts, it has been necessary, and may over time continue to be necessary, to revise estimates of the reserves for losses and LAE. The historical development of reserves for losses and LAE may not necessarily reflect future trends in the development of these amounts. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on historical information.

Nature  of  Nonstandard  Automobile  Insurance  Business

The nonstandard automobile insurance business is affected by many factors that can cause fluctuation in the results of operations of this business. Many of these factors are not subject to the control of the Company or its subsidiaries.

The size of the nonstandard market can be significantly affected by, among other factors, the underwriting capacity and underwriting criteria of standard automobile insurance carriers. In addition, an economic downturn in the states in which SIG writes business could result in fewer new car sales and less demand for automobile insurance. These factors, together with competitive pricing and other considerations, could result in fluctuations in SIG's underwriting results.

Highly  Competitive  Business

Nonstandard automobile insurance is a highly competitive business. Many of the Company's competitors have substantially greater financial resources than the Company and there can be no assurance that the Company will be able to compete effectively against such competitors in the future.

The Company competes with both large national writers and smaller regional companies. The Company's competitors include other companies that serve the independent agency market, as well as companies that sell insurance directly to consumers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer, and potentially reduced acquisition costs. In addition, certain competitors have from time to time decreased their prices in an apparent attempt to gain market share. Also, in certain states, assigned risk plans may provide nonstandard automobile insurance products at a lower price than private insurers. In addition, because the Company's nonstandard auto insurance products are marketed through independent insurance agencies, which represent more than one insurance company, the Company faces competition within each agency.

Reliance  Upon  Reinsurance

In order to reduce risk and to increase its underwriting capacity, the Company purchases reinsurance. Reinsurance does not relieve the Company of liability to its insureds for the risks ceded to reinsurers. Consequently, the Company is subject to credit risk with respect to the risks ceded to reinsurers. Although the Company places its reinsurance with reinsurers that it generally believes to be financially stable, a significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on the Company's financial condition or results of operations.

The amount and cost of reinsurance available to companies specializing in property and casualty insurance is subject, in large part, to prevailing market conditions beyond the control of such companies. SIG's ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends upon its ability to obtain adequate reinsurance in amounts and at rates that will not adversely affect its competitive position.

Due to continuing market uncertainties regarding reinsurance capacity, no assurances can be given as to SIG's ability to maintain its current reinsurance facilities, which generally are subject to annual renewal. If SIG is unable to renew such facilities upon their expiration and is unwilling to bear the associated increase in net exposures, it may need to reduce the level of its underwriting commitments.

ITEM  2  -  PROPERTIES

The headquarters for the Company is located at 2 Eva Road, Suite 200, Etobicoke, Ontario, Canada in leased space.

The Company's U.S. offices, SIG's headquarters and Pafco are located at 4720 Kingsway Drive, Indianapolis, Indiana in a building that is owned 100% by Pafco with no encumbrances. The building is an 80,000 square foot multilevel structure, approximately 50% of which is utilized by the Company, SIG and Pafco. The remaining space is leased to third parties at a price of approximately $10 per square foot. All corporate administration, accounting and management functions are located at this property.

Superior's operations are conducted at leased facilities in Atlanta, Georgia; Orange, California; Glendale, California; Alexandria, Virginia; Bala Cynwyd, Pennsylvania; Tampa, Jacksonville and Palm Beach Gardens, Florida; and Lakewood, Colorado. Under a lease term that extends through February 2003, Superior leases an office at 280 Interstate North Circle, N.W., Suite 500, Atlanta, Georgia. Under a lease term that extends through August 2003, Superior occupies a leased office located at 1400 South Marietta Parkway; Suite 105, Marietta, Georgia. Under a lease term that extends through December 2007, Superior leases an office located at 5483 West Waters Avenue, Suite 1200, Tampa, Florida. Under a lease term that extends through June 2002, Superior occupies a leased office located at 1745 West Orangewood, Orange, California. Under a lease term that extends through November 2005, Superior leases an office located at 700 North Central Avenue, Glendale, California. Under a lease term that extends through October 2003, Superior occupies a leased office located at 6303 Little River Turnpike, Suite 220, Alexandria, Virginia. Under a lease term that extends through April 2003, Superior leases an office located at 150 Monument Road, Bala Cynwyd, Pennsylvania. Under a lease term that extends through September 2002, Superior occupies a leased office at 4500 PGA Blvd., Suite 304A, Palm Beach Gardens, Florida. Under a lease term that extends through March 2005, Superior leases an office located at 141 Union Blvd., Suite 130, Lakewood, Colorado.

Underwriting, customer service, and administration activities are located at the Atlanta property. Claims activities are located in the Atlanta, Tampa, Orange, Glendale and Alexandria properties. Claims property damage training is performed at the Marietta property.

SIGF is located at 2300 Glades Road, Suite 135E, Boca Raton, Florida in leased space.

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

Approximately $29,147,278 was paid through December 31, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $359,000 during 2001. SIG reduced reserves related to AgPI by approximately $7 million during 2001. SIG has retained a reserve of approximately $3 million as a provision for expenses and settlement of ongoing litigation.

All policyholder claims had been settled during 2000. On January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due their economic duress - a legal theory recognized in California if certain elements of economic duress can be established. Discovery is proceeding. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiffs would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs have ten (10) days in which to again amend their complaint.

IGF remains a defendant/cross-complainant in eight lawsuits pending in Fresno County, California which relate to the cross-claims between the selling brokers, MSI and IGF. These lawsuits have been consolidated for all purposes and discovery is proceeding.

IGF and MSI are engaged in arbitration with respect to responsibility for the AgPI program settlements. The arbitration commenced in December 2000 and the parties had their first meeting with the panel on May 22, 2001. At that meeting, MSI moved for an order requiring IGF to post pre-hearing security through the issuance of a letter of credit in the amount of $39 million. Over IGF's objection, in a two to one vote, the panel ordered IGF to post the $39 million security by June 19, 2001. IGF sought relief from the order in the United States District Court for the District of New Jersey, but was unsuccessful.

On November 7, 2001, the arbitration panel considered a petition for default judgment against IGF based on IGF's failure to post the pre-hearing security. On November 23, 2001, the arbitration panel issued an order denying MSI's motion for default judgment and requiring IGF to place $600,000 in an escrow account to cover MSI's prospective legal expenses. The panel also continued its original order that required IGF to post the $39 million security. IGF has deposited $600,000 into an escrow account as required by the arbitration panel but has not posted the $39 million letter of credit and is financially unable to do so.

On June 25, 2001, MSI filed a complaint for preliminary and permanent injunctive relief and damages (the "MSI Complaint") against the Company, SIG, IGFH, Granite Re, and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance Insurance Companies Inc. ("Acceptance") in the United States District Court for the Southern District of Indiana, Indianapolis Division. The MSI Complaint alleges that the June 6, 2001 transfer of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and are voidable. In addition, the MSI Complaint alleges that Acceptance, the Company, SIG, IGFH and the Symons Family are liable to MSI for the entire $39 million claim which MSI is asserting against IGF in the arbitration proceeding on theories of successor liability and "piercing the corporate veil." The MSI Complaint seeks preliminary and permanent injunctive relief against the defendants, an order voiding the various transactions between and among the defendants and an order determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF.

The defendants filed answers to the MSI Complaint denying the material allegations and asserting affirmative defenses to the MSI Complaint. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief. On January 7, 2002, MSI filed an amended complaint which added Superior Group Management, Superior Group, Superior and Pafco as defendants (the "MSI Amended Complaint"). The MSI Amended Complaint asserts claims substantively identical to the claims in the MSI Complaint. On February 21, 2002, the defendants filed answers to the MSI Amended Complaint and denied the material allegations contained in the MSI Amended Complaint and asserted affirmative defenses.

Should MSI be successful in obtaining permanent injunctive relief against the Company and its affiliates, any such relief would have an adverse impact upon the Company and its affiliates and their respective assets and operations.
Further, in the event MSI is successful in voiding the various transactions between the defendants or the defendants are determined to be responsible to MSI for MSI's $39 million claim against IGF, those orders and determinations could have an adverse effect upon the Company and its affiliates and their respective assets and operations.

SIG, IGFH and IGF are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. Through reinsurance agreements, CNA was to share in IGF's profits or losses on IGF's total crop insurance business. By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times "Average Pre-Tax Income", an amount based in part upon payments made to CNA under the SAA. The SAA further provided that 30 days after exercise of the Put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001, CNA also asserted a claim for amounts allegedly due under reinsurance agreements for the 2000 crop year.

SIG believes it has claims against CNA and defenses to CNA's claim that may ultimately offset or reduce amounts owed to CNA. SIG and CNA engaged in discussions regarding possible alternatives for the resolution of their respective claims against each other. Those discussions ultimately proved to be unsuccessful.

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

On June 6, 2001, CNA filed a complaint against IGF, IGFH and SIG in the United States District Court for the Southern District of Indiana, Indianapolis Division (the "CNA Complaint"), asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserted claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to Goran, SIG and Granite Re, which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and SIG from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add Goran and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

On September 20, 2001 the court ordered a consolidation of the two cases. On December 4, 2001, CNA filed an Amended Answer and Counterclaim which added Pafco, Superior and certain members of the Symons family as counterdefendants. CNA's Amended Answer and Counterclaim also alleges that IGF, IGFH, SIG, and the other counterdefendants are alter egos of each other and are directly liable to CNA for its claims. Discovery in the case is proceeding. Although the Company and its affiliates continue to believe that they have claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations.

The California Department of Insurance ("CDOI") filed a Notice of Noncompliance against Superior on June 29, 2001, which alleged that broker fees were charged by independent brokers in violation of California law. SIG and the CDOI agreed to a resolution of the matters raised in the Notice of Noncompliance by a Stipulation and Consent Order entered on December 26, 2001 wherein Superior agreed to pay the CDOI a penalty in the amount of $200,000 in settlement of the action.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of SIG or of Goran, PricewaterhouseCoopers LLP and
Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of SIG's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of SIG's and Goran's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. The Company, SIG and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9 (b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. On February 19, 2002 the court granted in part and denied in part defendants' motion to dismiss. On March 15, 2002 the Company, SIG and the individual defendants filed a motion for reconsideration of the court's ruling on the motion to dismiss, or alternatively to certify an order for appeal.

Superior  is  a  defendant  in  a case filed on May 8, 2001 in the United States
District Court for the Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. On September 28, 2001 the case was consolidated with fifteen or more similar actions. On October 29, 2001 Superior filed a motion to dismiss the action for lack of jurisdiction, which is pending. Superior intends to vigorously defend the claims brought against it.

IGF is a defendant in a declaratory action entitled Kevin L. Stevens, Bank of America, Conservator of the Estate of Samuel Jay Ramsey and Gael Ramsey v. IGF Insurance Company originally filed on February 21, 2001 in the Circuit Court of Green County, Missouri. The action was subsequently removed to the Federal District Court for the Western District of Missouri. On October 11, 2001, the Federal District Court granted declaratory judgment in favor of IGF's insured, Stevens, and held that IGF was responsible for payment of the premium attributable to a $15 million appeal bond for Steven's appeal from a judgment against him in a related personal injury action. IGF believes that the District Court erred in granting declaratory judgement for Stevens and in holding that IGF is responsible for payment of the premium on the bond. IGF has appealed to the United States Court of Appeals for the Eighth Circuit for relief from the declaratory judgment. In the event IGF is ultimately required to pay the premium on the appeal bond, it would have a material adverse impact on IGF's financial position.

Superior is a defendant in a case filed September 15, 2000 in the Circuit Court for Lee County, Florida entitled Charles L. Fulton, D.C. v. Superior Insurance Company. The case is purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from persons insured by Superior. The court granted Superior's motions to dismiss the original and amended complaints but denied Superior's motion to dismiss the second amended complaint. The court is permitting plaintiff to go forward with class discovery. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it.

Superior is a defendant in a case now entitled Oviedo Family Chiropractic Center, P.A. v. Superior Insurance Company originally filed February 4, 2000 in the Circuit Court for Dade County, Florida and entitled Medical Re-Hab Center v. Superior Insurance Company. The court granted Superior's motions to dismiss the original and first amended complaints. The plaintiff has filed a motion for leave to file a second amended complaint which is pending. The case purports to be brought on behalf of a class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and
(ii) such insureds and claimants. The plaintiff alleges that Superior reduced medical benefits payable and improperly calculated interest in violation of Florida law. Superior believes the claim is without merit and intends to vigorously defend the charges brought against it.

Superior Guaranty is a defendant in a case filed on October 8, 1999, in the Circuit Court for Manatee County, Florida entitled Patricia Simmons v. Superior Guaranty Insurance Company. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiff alleges that the defendant charged interest in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

Superior Guaranty is a defendant in a case filed on November 26, 1996, in the Circuit Court for Lee County, Florida entitled Raed Awad v. Superior Guaranty Insurance Company, et al. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiffs allege that the defendant charged premium finance service charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

On July 7, 2000 the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to SIG. On August 30, 2001 the FDOI rejected the recommended order and issued its final order which SIG believes improperly characterizes billing and policy fees paid by Superior to Superior Group. Superior filed an appeal of the final order to Florida District Court. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida that seeks court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion with the District Court of Appeal, which was denied pending a ruling from the FDOI on Superior's motion for stay.

See "BUSINESS-REGULATION-Recent Regulatory Developments", in Part I of this report, for additional legal matters involving insurance regulatory matters.

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


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


     None.
                                     PART II

ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS


Information regarding the trading market for the Company's common stock, the range of selling prices for each quarterly period since January 1, 2000, and the approximate number of holders of common stock as of December 31, 2001 and other matters is included under the caption "Market and Dividend Information" on page 47 of the 2001 Annual Report, included as Exhibit 13, which information is incorporated herein by reference.


ITEM  6  -  SELECTED  FINANCIAL  DATA

The data included on page 5 of the 2001 Annual Report, included as Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2001 Annual Report on pages 6 through 16 included as Exhibit 13 is incorporated herein by reference.

ITEM  7A  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The discussion entitled "Quantitative and Qualitative Disclosures About Market Risk" included in the 2001 Annual Report on pages 14 through 15 included as
Exhibit  13  is  incorporated  herein  by  reference.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  consolidated  financial  statements  in  the 2001 Annual Report included as
Exhibit 13, and listed in Item 14 of this Report, are incorporated herein by reference.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this Item regarding Directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2001 annual meeting of common shareholders to be filed with the Commission pursuant to Regulation 14A (the "Proxy Statement").

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Presented below is certain information regarding the executive officer of the Company who is not also a director. His age and positions with the Company are as follows:

NAME                    AGE          POSITION

John  G.  Pendl          40          Vice President, Chief Financial Officer and
Treasurer

Mr. Pendl has served as Vice President, Chief Financial Officer and Treasurer since October 2001. From 1998 to September 2001, Mr. Pendl served as M&A Analyst and Divisional Controller for Collision Team of America, Inc., a subsidiary of Ford Motor Company. Mr. Pendl also held various corporate financial positions between 1991 and 1998, primarily with The Corange Group. Finally, Mr. Pendl served as a tax consultant with the firm of Price Waterhouse from 1984 through 1990. Mr. Pendl holds an MBA degree from Indiana University and is a Certified Public Accountant in the State of Indiana.

ITEM  11  -  EXECUTIVE  COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Proxy Statement.

                                     PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND REPORTS ON FORM 8-K

The documents listed below are filed as a part of this Report, except as otherwise indicated:

1. Financial Statements. The following consolidated financial statements found on the pages of the 2001 Annual Report are incorporated into Item 8 of this Report by reference:

Description  of  Financial  Statement  Item     Location  in  2001 Annual Report
-------------------------------------------     --------------------------------

Reports  of  Independent  Accountants                               Page  46

Consolidated  Balance  Sheets,  December  31,
2001  and  2000                                                     Page  17

Consolidated  Statements  of  Operations,  Years
Ended  December  31,  2001,  2000  and  1999                        Page  18

Consolidated  Statements  of  Changes  In
Stockholders'  Equity  (Deficit),  Years  Ended
December  31,  2001,  2000  and  1999                               Page  19

Consolidated  Statements  of  Cash  Flows,
Years  Ended  December  31,  2001,  2000  and  1999                 Page  20

Notes  to  Consolidated  Financial  Statements,
Years  Ended  December  31,  2001,2000  and  1999      Pages  21  through 44

2. Financial Statement Schedules. The following financial statement schedules are included beginning on page 27:


Reports  of  Independent  Accountants

Schedule  II  -  Condensed  Financial  Information  of  Registrant

Schedule  IV  -  Reinsurance

Schedule  V  -  Valuation  and  Qualifying  Accounts

Schedule VI - Supplemental Information Concerning Property - Casualty Insurance Operations

3. Exhibits. The Exhibits set forth on the Index to Exhibits are incorporated herein by reference.


4. Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 2001.

Board of Directors and Stockholders of Goran Capital Inc. and Subsidiaries

The audit referred to in our report dated March 29, 2002, relating to the consolidated financial statements of Goran Capital, Inc. and subsidiaries, which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended December 31, 2001 included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/  BDO  SEIDMAN,  LLP

BDO  SEIDMAN,  LLP
Grand  Rapids,  Michigan
March  29,  2002

GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES.

The information required by this schedule is included in note 3 of Notes to Consolidated Financial Statement.


GORAN  CAPITAL  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
As  Of  December  31,  2001  and  2000
(In  thousands,  except  share  data)

                                                    2001       2000
                                                  ---------  ---------
Assets:
Cash and Short-term Investments. . . . . . . . .  $  2,618   $    197
Loans to Related Parties . . . . . . . . . . . .       219      3,698
Capital and Other Assets . . . . . . . . . . . .       531         68
Investment in Subsidiaries, at Cost. . . . . . .    10,639     10,738
                                                  ---------  ---------
Total Assets . . . . . . . . . . . . . . . . . .    14,007   $ 14,701
                                                  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loans from Related Parties and Other Liabilities  $ 10,800   $  5,705
                                                  ---------  ---------
Total Liabilities. . . . . . . . . . . . . . . .    10,800      5,705
                                                  ---------  ---------

Stockholders' Equity:
Common Shares. . . . . . . . . . . . . . . . . .    18,502     18,165
Cumulative Translation Adjustment. . . . . . . .       570      1,509
Deficit. . . . . . . . . . . . . . . . . . . . .   (15,865)   (10,678)
                                                  ---------  ---------
Total Stockholders' Equity . . . . . . . . . . .     3,207      8,996
                                                  ---------  ---------
Total Liabilities and Stockholders' Equity . . .  $ 14,007   $ 14,701
                                                  =========  =========



GORAN  CAPITAL  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION
OF  REGISTRANT
STATEMENT  OF  EARNINGS  (LOSS)  AND  ACCUMULATED  DEFICIT
For  The  Years  Ended  December  31,  2001,  2000  and  1999
(In  thousands)


                                                           2001       2000       1999
                                                         ---------  ---------  --------
Revenues
Management Fees . . . . . . . . . . . . . . . . . . . .  $     --   $     --   $    75
Net Investment Income . . . . . . . . . . . . . . . . .       173          5        46
Non-Compete Fee Income. . . . . . . . . . . . . . . . .       875         --        --
                                                         ---------  ---------  --------
Total Revenues. . . . . . . . . . . . . . . . . . . . .     1,048          5       121
                                                         ---------  ---------  --------
Expenses:
General, Administrative, Acquisition Expenses and Taxes     6,235      1,257     1,233
                                                         ---------  ---------  --------
Total Expenses. . . . . . . . . . . . . . . . . . . . .     6,235      1,257     1,233
                                                         ---------  ---------  --------
Net Loss. . . . . . . . . . . . . . . . . . . . . . . .    (5,187)    (1,252)   (1,112)
Deficit, Beginning of Year. . . . . . . . . . . . . . .   (10,678)    (9,426)   (8,314)
                                                         ---------  ---------  --------
Deficit End of Year . . . . . . . . . . . . . . . . . .  $(15,865)  $(10,678)  $(9,426)
                                                         =========  =========  ========



GORAN  CAPITAL  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
For  The  Years  Ended  December  31,  2001,  2000  and  1999
(In  thousands)


                                              2001      2000      1999
                                            --------  --------  --------
Cash Flows from Operations
Net Loss . . . . . . . . . . . . . . . . .  $(5,187)  $(1,252)  $(1,112)
Adjustments:
Foreign Exchange Losses. . . . . . . . . .     (165)       --        --
Non-Compete Agreement Receipts . . . . . .    4,622        --        --
Items Not Involving Cash:
Decrease (Increase) in Accounts Receivable    3,987      (975)   (2,118)
      Decrease (Increase) in Other Assets.     (449)     (485)     (166)
Increase (Decrease) in Accounts Payable. .    1,165     2,970     2,735
Translation Adjustment . . . . . . . . . .     (503)      (89)     (436)
                                            --------  --------  --------
Net Cash Provided (Used) by Operations . .    3,470       169    (1,097)
                                            --------  --------  --------
Cash Flows From Financing Activities:
Purchase of Common Shares. . . . . . . . .     (218)     (185)       --
Purchase of Investments. . . . . . . . . .     (831)       --        --
                                                      --------  --------
      Issue of Common. . . . . . . . . . .       --        --     1,077
                                            --------  --------  --------
Net Cash Provided by Financing Activities.   (1,049)     (185)    1,077
                                            --------  --------  --------
Net Increase (Decrease) in Cash. . . . . .    2,421       (16)      (20)
Cash at Beginning of Year. . . . . . . . .      197       213       233
                                            --------  --------  --------
Cash at End of Year. . . . . . . . . . . .    2,618   $   197   $   213
                                            ========  ========  ========
Cash Resources are Comprised of:
Cash . . . . . . . . . . . . . . . . . . .  $    34   $    56   $    73
Short-Term Investments . . . . . . . . . .    2,584       141       140
                                            --------  --------  --------
                                            $ 2,618   $   197   $   213
                                            ========  ========  ========

GORAN  CAPITAL  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
For  The  Years  Ended  December  31,  1999,  2000  and  2001

Basis  of  Presentation
The condensed financial information should be read in conjunction with the consolidated financial statements of Goran Capital Inc. The condensed financial information includes the accounts and activities of the parent company which acts as the holding company for the insurance subsidiaries.


GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE  IV  -  REINSURANCE
For  The  Years  Ended  December  31,  2001,  2000  and  1999
(In  Thousands)


Property and Liability Insurance        2001       2000       1999
                                     ----------  ---------  ---------

Direct Amount . . . . . . . . . . .  $ 161,092   $168,626   $227,774
                                     ----------  ---------  ---------
Assumed From Other Companies. . . .     32,094     13,473      8,627
                                     ----------  ---------  ---------
Ceded to Other Companies. . . . . .   (106,324)   (78,637)     7,361
                                     ----------  ---------  ---------
Net Amounts . . . . . . . . . . . .     86,862   $103,462   $243,762
                                     ==========  =========  =========
Percentage of Amount Assumed to Net       36.9%      13.0%       3.5%
                                     ----------  ---------  ---------


GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE  V  -  VALUATION  AND  QUALIFYING  ACCOUNTS
For  The  Years  Ended  December  31,  1999,  2000  and  2001
(In  Thousands)

                                      2001              2000                 1999
                                  Allowance for      Allowance for       Allowance for
                                Doubtful Accounts   Doubtful Accounts   Doubtful Accounts
                                  ------------------  ------------------  ------------------

Additions:

Balance at Beginning of Period .  $     1,940        $      1,479         $    4,953

Charged to Costs and Expenses(1)        6,122               9,623               6,134

Charged to Other Accounts. . . .           -                   -                   -

Deductions from Reserves . . . .        6,536               9,162               9,608
                                  ------------------  ------------------  ------------------

Balance at End of Period . . . .  $     1,526         $     1,940          $    1,479
                                  =============      ===============       ==============

(1) The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 2001, 2000 and 1999 was adequate.



GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE  VI  -  SUPPLEMENTAL  INFORMATION  CONCERNING
PROPERTY  -  CASUALTY  INSURANCE  OPERATIONS
For  The  Years  Ended  December  31,  2001,  2000  and  1999
(In  Thousands)



      Reserves
      for
      Unpaid         Amorti-    Paid
      Claims         zation of  Claims
      Deferred       and        Deferred  and
      Policy         Claim      Net       Claims and           Policy  Claim
      Acquisi-       Adjust-    Invest-   Adjustment Expenses  Acqui-  Adjust-
      tion           ment       Unearned  Earned               ment    Incurred     sition    ment     Premium
Year  Costs          Expense    Premiums  Premiums             Income  Related to:  Costs     Expense  Written
----  -------------  ---------  --------  -------------------  ------  -----------  --------  -------  -------

                                                                        Current       Prior
                                                                         Years        Years
      -------------  ---------
1999         13,908    157,425    80,561              261,800  13,125      217,686   24,722    42,665  227,577  236,401
2000          6,454    113,149    62,386              145,532  12,171      132,781  (19,013)   37,453  174,412  182,099
2001            763     84,876    59,216              108,197   6,998       94,556      660     1,380  132,599  193,186

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GORAN  CAPITAL  INC.



                              ____________________________
April  8,  2002                         By:  /s/  Alan  G.  Symons
                              Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on April 8, 2002, on behalf of the Registrant in the capacities indicated:

(1)  Principal  Executive  Officer:



____________________
/s/  Alan  G.  Symons
Chief  Executive  Officer

(2)  Principal  Financial  Officer:



____________________
/s/  John  G.  Pendl
Chief  Financial  Officer,
Principal  Accounting  Officer


(3)  The  Board  of  Directors:



____________________     ____________________    ____________________
/s/  G.  Gordon  Symons /s/  J. Ross Schofield /s/  John  K.McKeating
Chairman  of  the  Board          Director                  Director





____________________          ____________________
/s/  Ron  L.  Foxcroft       /s/  David  B.  Shapira
Director                      Director



____________________          __________________
/s/  Douglas  H.  Symons      /s/  Alan  G.  Symons
Director                      Director

                                  EXHIBIT INDEX
Reference  to
Regulation  S-K
Exhibit  No.  Document


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

2.8 The Stock Purchase Agreement between IGF Holdings, Inc. and 1911 CORP, dated July 7, 1998 is incorporated by reference to Exhibit 2.9 of the Registrant's 1998 Form 10-K.

3.1 The Registrant's Restated Articles of Incorporation are incorporated by reference to Exhibit 1 of the Registrant's Form 20-F filed October 31, 1994.

3.2     Registrant's  Restated  Bylaws 1 is incorporated by reference to Exhibit
3.2  in  the  Registrant's  1996  Form  10-K.

4.1 Sample Share Certificate and Articles of Amalgamation defining rights attaching to common shares are incorporated by reference to Exhibit 2 of Registrant's Form 20-F filed October 31, 1994.

4.2(1) The Senior Subordinated Indenture between Symons International Group, Inc. as issuer and Wilmington Trust Company as trustee for SIG Capital Trust I dated August 12, 1997 is incorporated by reference to Exhibit 4.1 in Symons International Group, Inc.'s Registration Statement on Form S-4, Reg. No. 333-35713.

4.2(2) First Supplemental Senior Subordinated Indenture between Symons International Group, Inc. and Wilmington Trust Company related to SIG Capital Trust I dated January 15, 1998 is incorporated by reference to Exhibit 4.3(2) in Registrant's 1997 Form 10-K.

10.1 The Management Agreement among Superior Insurance Company, Superior American Insurance Company, Superior Guaranty Insurance Company and GGS Management, Inc. dated April 30, 1996 is incorporated by reference to Exhibit
10.5 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.2 The Management Agreement between Pafco General Insurance Company and Symons International Group, Inc. dated May 1, 1987, as assigned to GGS
Management,  Inc.  effective  April  30,  1996,  is incorporated by reference to
Exhibit 10.6 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.3 The Administration Agreement between IGF Insurance Company and Symons International Group, Inc. dated February 26, 1990, as amended, is incorporated by reference to Exhibit 10.7 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.4 The Agreement between IGF Insurance Company and Symons International Group, Inc. dated November 1, 1990 is incorporated by reference to Exhibit 10.8 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.5 The Registration Rights Agreement between Goran Capital Inc. and Symons International Group, Inc. dated May 29, 1996 is incorporated by reference to
Exhibit 10.13 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.6*     The  Employment  Agreement  between  Goran  Capital  Inc.,  Symons
International Group, Inc. and Douglas H. Symons effective March 8, 1999 is incorporated by reference to Exhibit 10.5 of the Registrant's 2000 Form 10-K.

10.7*     The  Employment  Agreement  between  Goran  Capital  Inc.,  Symons
International  Group,  Inc.  and  David  N.  Hafling  dated  October  15,  2002.

10.8*     The  Employment  Agreement  between  Goran  Capital  Inc.,  Symons
International  Group,  Inc.  and  Gene  S.  Yerant  effective  January 10, 2000.

10.9 The GGS Management Holdings, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.21 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.10 The Symons International Group, Inc. 1996 Stock Option Plan is incorporated by reference to Exhibit 10.22 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.11 The Symons International Group, Inc. Retirement Savings Plan is incorporated by reference to Exhibit 10.24 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.12 The Insurance Service Agreement between Mutual Service Casualty Company and IGF Insurance Company dated May 20, 1996 is incorporated by reference to Exhibit 10.25 of Symons International Group, Inc.'s Registration
Statement  on  Form  S-1,  Reg.  No.  333-9129.

10.13(2) The Crop Hail Quota Share Reinsurance Contract and Crop Insurance Service Agreement between Pafco General Insurance Company and IGF Insurance Company is incorporated by reference to Exhibit 10.27(2) of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.13(3)     The  Automobile  Third  Party  Liability  and Physical Damage Quota
Share Reinsurance Contract between IGF Insurance Company and Pafco General Insurance Company is incorporated by reference to Exhibit 10.27(3) of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.13(5)     The  Standard  Reinsurance Agreement between Federal Crop Insurance
Corporation and IGF Insurance Company dated July 1, 1997 is incorporated by reference to Exhibit 10.13(6) of Registrant's 1999 Form 10-K.

10.13(9)     Amendment  No.  1  to the 1998 Standard Reinsurance Agreement dated
July 29, 1998 is incorporated by reference to Exhibit 10.13(9) of Registrant's 1999 Form 10-K .

10.13(10)     The  Aggregate  Loss  Ratio Reinsurance Agreement between National
Union Fire Insurance Company of Pittsburgh, PA and Granite Reinsurance Company, Ltd. effective January 1, 2000.

10.13(11)     The  Quota  Share Reinsurance Agreement between Superior Insurance
Company and its Wholly -Owned Insurance Subsidiaries and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2000.

10.13(12)     The  Quota  Share  Reinsurance  Agreement  between  Pafco  General
Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA effective January 1, 2000.

10.13(13)     Addendum  I  to Aggregate Loss Ratio Reinsurance Agreement between
National Union Fire Insurance Company of Pittsburgh, PA and Granite Reinsurance Company, Ltd. dated December 21, 2000.

10.13(14) Addendum No. 2 to Quota Share Reinsurance Agreement effective January 1, 2000 between Superior Insurance Company and its Wholly-Owned Insurance Subsidiaries and National Union Fire Insurance Company of Pittsburgh, PA effective December 30, 2000.

10.13(15)     Addendum  No.  2  to  Quota  Share Reinsurance Agreement effective
January 1, 2000 between Pafco General Insurance Company and National Union Fire Insurance Company of Pittsburgh, PA effective December 30, 2000.

10.14(1) The SIG Capital Trust I 9 % Trust Preferred Securities Purchase Agreement dated August 7, 1997 is incorporated by reference to Exhibit 10.19(1) of Symons International Group, Inc.'s December 31, 1997 Form 10-K/A, Reg. No. 000-29042.

10.14(2) The Registration Rights Agreement among Symons International Group, Inc., SIG Capital Trust I and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman, Sachs & Co., CIBC Wood Gundy Securities Corp. and Mesirow Financial, Inc. dated August 12, 1997 is incorporated by reference to Exhibit
4.7 in Symons International Group, Inc.'s Registration Statement on Form S-4,Reg. No. 333-35713.

10.14(3)     The  Declaration  of  Trust  of SIG Capital Trust 1 dated August 4,
1997 is incorporated by reference to Exhibit 4.3 in Symons International Group, Inc.'s Registration Statement on Form S-4, Reg. No. 333-35713.

10.14(4) The Amended and Restated Declaration of Trust of SIG Capital Trust I dated August 12, 1997 is incorporated by reference to Exhibit 4.4 in Symons International Group, Inc.'s Registration Statement on Form S-4, Reg. No. 333-35713.

10.15 The Goran Capital Inc. Share Option Plan is incorporated by reference to Exhibit 10.20 of Symons International Group, Inc.'s Registration Statement on Form S-1, Reg. No. 333-9129.

10.16*          The  Employment  Agreement  between  Symons International Group,
Inc.,  Goran  Capital  Inc.  and  Gregg  F. Albacete effective January 26, 2000.

10.17 The Asset Purchase Agreement by and among Acceptance Companies Inc., American Growers Insurance Company, American Agrisurance, Inc., Goran Capital Inc., Symons International Group, Inc., IGF Holdings, Inc. and IGF Insurance Company dated May 23, 2001 incorporated by reference to Exhibit 10.9 of the Registrant's June 30, 2001 Form 10-Q/A.

10.18 First Amendment to Asset Purchase Agreement by and among Acceptance Insurance Companies, Inc., American Growers Insurance Company, American Agrisurance, Inc., Goran Capital Inc., Symons International Group, Inc., IGF Holdings, Inc. and IGF Insurance Company dated June 5, 2001 incorporated by reference to Exhibit 10.10 of the Registrant's June 30, 2001 Form 10-Q/A.

10.19 Assignment and Assumption Agreement by IGF Holdings, Inc. and IGF Insurance Company and Acceptance Insurance Companies Inc. dated May 23, 2001 incorporated by reference to Exhibit 10.11 of the Registrant's June 30, 2001 Form 10-Q/A.

10.20 IGF/Acceptance Retrocession Agreement by and between Acceptance Insurance Company and IGF Insurance Company dated May 23, 2001 incorporated by reference to Exhibit 10.13 of the Registrant's June 30, 2001 Form 10-Q/A.

10.21 Consulting and Non-competition Agreement by and between Symons International Group, Inc. and Acceptance Insurance Companies Inc. dated May 23, 2001 incorporated by reference to Exhibit 10.15 of the Registrant's June 30, 2001 Form 10-Q/A.

10.22*     Amendment  to Personal Employment Agreement effective January 1, 1996 between  Granite  Reinsurance  Company  Ltd.  and  G.  Gordon  Symons.

10.23*     Addendum  to  Employment Agreement between Goran Capital Inc., Symons
International  Group,  Inc.  and  G.  Gordon  Symons  effective January 1, 1998.

10.24*     Consulting  Agreement  between  Granite  Reinsurance Company Ltd. and
Goran  Management  Ltd.  effective  January  1,  1995.

10.25*     Addendum to Consulting Agreement dated January 1, 1998 by and between
Goran  Capital  Inc.,  Symons  International  Group,  Inc.,  Granite Reinsurance
Company  Ltd.,  Goran  Management  Bermuda  Ltd.  and  G.  Gordon  Symons.

10.26 Consulting and Non-competition Agreement by and between Goran Capital Inc. and Acceptance Insurance Companies Inc. dated May 23, 2001.

10.27 Granite Reinsurance Company Ltd./Acceptance Crop Hail Retrocession in Agreement between Acceptance Insurance Company and Granite Reinsurance Company Ltd. dated May23, 2001.

10.28 MPCI Stop Loss Reinsurance Contract between Granite Reinsurance Company, Ltd. and Acceptance Insurance Companies Inc. effective July 1, 2000.

13.          The  2001  Annual  Report  of  Goran  Capital  Inc.

*.          Compensation related agreement.

                                     ------
                        QUOTA SHARE REINSURANCE AGREEMENT
                        ---------------------------------

                                     BETWEEN

     SUPERIOR INSURANCE COMPANY AND ITS WHOLLY-OWNED INSURANCE SUBSIDIARIES
                       (HEREINAFTER CALLED THE "COMPANY")

                                       AND

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                       (HEREAFTER CALLED THE "REINSURER")


                                      INDEX
                                      -----


     ARTICLE               SUBJECT                       PAGE
     -------               -------                       ----


I      BUSINESS COVERED                     1.
II. .  TERM AND TERMINATION                 1.
III    TERRITORY                            1.
IV. .  QUOTA SHARE PARTICIPATION AND LIMIT  1.
V      WARRANTY                             2.
VI     PREMIUM AND COMMISSION               2.
VII    COMMUTATION                          2.
VIII.  DEFINITIONS                          2.
IX     REPORTS AND ACCOUNTING               2.
X . .  EXCLUSIONS                .          3.
XI. .  ACCESS TO RECORDS             .      4.
XII    ARBITRATION                          4.
XIII.  CONFIDENTIALITY              .       5.
XIV    ERRORS AND OMISSIONS                 5.
XV     FEDERAL EXCISE TAX                   5.
XVI    FOLLOW THE FORTUNES                  5.
XVII.  GOVERNING LAW                        5.
XVIII  INSOLVENCY                           6.
XIX    OFFSET                               7.
XX. .  SEVERABILITY                         7.
XXI    SPECIAL TERMINATION OR SETTLEMENT    7.
XXII.  CURRENCY REVALUATION          .      8.


ATTACHMENTS:
     NUCLEAR  INCIDENT  EXCLUSION  CLAUSE  - LIABILITY - REINSURANCE, (BRMA 35A)

                                     ------
                        QUOTA SHARE REINSURANCE AGREEMENT
                        ---------------------------------

                                     BETWEEN

     SUPERIOR INSURANCE COMPANY AND ITS WHOLLY-OWNED INSURANCE SUBSIDIARIES
                       (HEREINAFTER CALLED THE "COMPANY")

                                       AND

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                      (HEREINAFTER CALLED THE "REINSURER")

    ************************************************************************

ARITCLE  I                    BUSINESS  COVERED

The Reinsurer hereby agrees to reinsure a quota share of policies classified by the Company as non-standard automobile; both liability and physical damage (including business assumed that is directly underwritten by the Company) in-force on January 1, 2000 and effective during the term of this agreement.

ARITCLE  II                    TERM  AND  TERMINATION

This Agreement commences at 12:01 a.m. Eastern Standard Time, January 1, 2000 and shall remain in force until 11:59 p.m. Eastern Standard Time, December 31, 2000. Either party may terminate effective on the first day of any calendar quarter with 60 days advance written notice. The Reinsurer shall remain liable for loss under reinsured policies effective prior to the termination date.

ARITCLE  III               TERRITORY

This Agreement covers risks located nationwide, as per the Company's original Policies.

ARTICLE  IV     QUOTA  SHARE  PARTICIPATION  AND  LIMIT
-----------     ---------------------------------------

The aggregate quota share cession shall be at the option of the Company and subject to a minimum of 20% and a maximum of 75%. However, the maximum cession will be limited to $11,000,000 per quarter which shall be in addition to the cession of the in-force business which shall be at the minimum provisional percent. The provisional quota share percent shall be 20%. In the event this produces in excess of $11 million for any one quarter, the dollar amount cession shall be reduced to $11,000,000 dollars for the Company. The quota share percent applicable for the Company shall be the ratio of the adjusted dollar cession to the gross subject written premium for the Company in that quarter. This quarterly limit can be increased by mutual agreement between the Reinsurer and the Company. The Company shall notify the Reinsurer prior to the last day of the calendar quarter of the quota share percent.

The Reinsurer's liability for aggregate losses, including allocated loss adjustment expenses (and unallocated loss adjustment expenses, where applicable under REPORTS AND ACCOUNTING), shall be limited to 97% of earned premium ceded for all business effective in all calendar quarters plus the in-force business. The calculation shall be from inception to date.

ARTICLE  V                    WARRANTY
----------                    --------

The Company shall maintain catastrophe and per risk reinsurance limiting the ceded loss from any one occurrence or for any one risk so as not to exceed $250,000 or $350,000, respectively, or it shall be so deemed.



ARTICLE  VI          PREMIUM  AND  COMMISSION

The Company will pay the Reinsurer a premium equal to the pro rata share of premium applicable on all policies ceded and the Reinsurer shall allow the Company a minimum and provisional ceding commission of 18% on such premium. The ceding commission slides 1 for 1 for each 1.0% decrease in the Loss Ratio below 79% up to a maximum ceding commission of 31% at a 66% loss ratio. This calculation shall be from inception to date for all business ceded effective in all calendar quarters plus the in-force business.

ARITCLE  VII               COMMUTATION

The Company may request and the Reinsurer shall grant a commutation of all liabilities to be effective at the end of any calendar quarter. The Reinsurer shall pay the Company the outstanding case reserves plus an amount for incurred but not reported losses as mutually agreed. In the event mutual agreement cannot be reached, the Reinsurer may appoint an independent actuary to establish the incurred but not reported losses. The Company shall notify the Reinsurer of such request within 60 days of the close of the calendar quarter. In such event the Company shall pay the positive Funds Withheld Balance to the Reinsurer and the Company shall release the Reinsurer of any and all liabilities.

ARTICLE  VIII               DEFINITIONS
-------------               -----------

Funds  Withheld  Balance  shall  mean:

     Previous  Funds  Withheld  Balance,
     plus  97%  of  ceded  written  premium,
     minus  ceding  commission,
     minus ceded paid losses (including allocated loss adjustment expenses), minus ceded paid unallocated loss adjustment expenses, if applicable.

Loss Ratio shall mean losses paid and outstanding, including IBNR and allocated loss adjustment expenses, divided by earned premium.

Premium shall mean the premium charged the insured, net of returned premium, however, uncollectable premium shall not be deemed a return premium.

Allocated loss adjustment expenses shall be as defined under statutory accounting practices.

Unallocated loss adjustment expenses shall be as defined under statutory accounting practices.

ARTICLE  IX          REPORTS  AND  ACCOUNTING

Within 45 days after the end of each calendar quarter, the Company shall furnish an account statement to the Reinsurer, for their share on the Business Covered including the following:
1.     Written  premiums-credit

2.     Commission-debit

3. Net losses (including allocated loss adjustment expenses) paid by the Company - debit

4. Reserve for outstanding losses including incurred but not reported (including allocated loss adjustment expenses).

5.     Unearned  Premium.

In the event the loss ratio is in excess of 85%, the Reinsurer shall be liable for unallocated loss adjustment expenses equal to 1% of earned premium for each Loss Ratio point in excess of 85%, however, not in excess of 6% of earned premium. When applicable, the coverage for unallocated loss adjustment expenses shall be included in the maximum limit of 97% of earned premium ceded referred to in QUOTA SHARE PARTICIPATION AND LIMIT. The forgoing shall be a combined account for all business effective in all calendar quarters plus the in-force business. The Company shall report this information separately for all business effective in each calendar quarter plus a report for the in-force business.

The Company will pay the Reinsurer 3% of the premium with the balance, if any, being held in a Funds Withheld Balance for subsequent payment of losses, commission adjustments and return premiums. Amounts due the Company shall be withdrawn from the Funds Withheld Balance and if the Funds Withheld Balance is negative, the Reinsurer shall pay the amount due.


ARTICLE  X          EXCLUSIONS
----------          ----------

This  reinsurance  does  not  apply  to  the  following:

a.     Any  actual  or  alleged  failure,  malfunction  or  inadequacy  of:

1)     Any  of  the  following,  whether  belonging to any insured or to others:
a)     Computer  hardware,  including  microprocessors;
b)     Computer  application  software;
c)     Computer  operating  systems  and  related  software;
d)     Computer  networks;
e)     Microprocessors  (computer  chips)  not  part  of any computer system, or
f)     Any  other  computerized  or  electronic  equipment  or  components;  or
2) Any other products, an any services, data or functions that directly or indirectly use or rely upon, in any manner, any of the terms listed in paragraph 2.a. 1);
due to the inability to correctly recognize, process, distinguish, interpret or accept the year 2000 and beyond.

b. Any advice, consultation, design, evaluation, inspection, installation, maintenance, repair, replacement or supervision provided or done by the Company or for the Company to determine, rectify or test for, any potential or actual problems described in paragraph 2.a.

c. Any loss or liability accruing to the Company directly or indirectly from any insurance written by or through any Pool or Association including Pools or Associations in which membership by the Company is required under any statutes or regulations(other than assigned risk automobile plans).

d. Business excluded by the attached Nuclear Incident Exclusion Clauses - Liability - Reinsurance.

e. All liability of the Reassured arising, by contract, operation of law, or otherwise, from its participation or membership, whether voluntary or involuntary, in any insolvency fund. "Insolvency fund" includes any guaranty fund, insolvency fund, plan, pool, association, fund or other arrangement, howsoever denominated, established or governed, which provides for any assessment of or payment or assumption by the Reassured of part or all of any claim, debt, charge, fee or other obligation of an insurer, or its successors or assigns, which has been declared by any competent authority to be insolvent, or which is otherwise deemed unable to meet any claim, debt, charge, fee or other obligation in whole or in part.


ARTICLE  XI          ACCESS  TO  RECORDS
-----------          -------------------

The Reinsurer, or its duly authorized representative, shall have free access at all reasonable times during and after the currency of this agreement, to books and records maintained by any of the division, department and branch offices of the Company which are involved in the subject matter of this Agreement and which pertain to the reinsurance provided hereunder and all claims made in connection therewith. Notwithstanding the provisions of the preceding sentence, if undisputed balances due from the Reinsurer under this Agreement have not been paid for the two most recent reported calendar quarters, the Reinsurer shall not have access to any of the Company's records relating to this Agreement without the specific consent of the Company.

ARTICLE  XII          ARBITRATION
------------          -----------

A. All disputes or differences arising out of the interpretation of this Agreement shall be submitted to the decision of two arbitrators, one to be chosen by each party, and in the event of the arbitrators failing to agree, to the decision of an umpire to be chosen by the arbitrators. The arbitrators and umpire shall be disinterested active or retired executive officials of fire or casualty insurance or reinsurance companies or Underwriters at Lloyd's, London. If either of the parties fails to appoint an arbitrator within one month after being required by the other party in writing to do so, or if the arbitrators fail to appoint an umpire within one month of a request in writing by either of them to do so, such arbitrator or umpire, as the case may be, shall at the request of either party be appointed by a Justice of the Supreme Court of the State of New York.

B. The arbitration proceeding shall take place in New York, New York. The applicant shall submit its case within one month after the appointment of the court of arbitration, and the respondent shall submit its reply within one month after the receipt of the claim. The arbitrators and umpire are relieved from all judicial formality and may abstain from following the strict rules of law.
Punitive damages shall not be awarded by the panel against either party which are apart from the punitive damages that may be in dispute. They shall settle any dispute under the Agreement according to an equitable rather than a strictly legal interpretation of its terms.

C. Their written decision shall be provided to both parties and shall be final and not subject to appeal.

D. Each party shall bear the expenses of his arbitrator and shall jointly and equally share with the other the expenses of the umpire and of the arbitration.

E.  This  Article  shall  survive  the  termination  of  this  Agreement.

ARTICLE  XIII          CONFIDENTIALITY
-------------          ---------------

All terms and conditions of this Agreement and any materials provided in the course of inspection shall be kept confidential by the Reinsurer as against third parties, unless the disclosure is required pursuant to process of law or unless the disclosure is to Reinsurer's retrocessionaires, financial auditors or governing regulatory bodies. Disclosing or using this information for any purpose beyond the scope of this Agreement, or beyond the exceptions set forth above, is expressly forbidden without the prior consent of the Company.

ARTICLE  XIV          ERRORS  AND  OMISSIONS
------------          ----------------------

Any inadvertent delay, omission or error shall not relieve either party hereto from any liability which would attach to it hereunder if such delay, omission or error had not been made, provided such delay, omission or error is rectified immediately upon discovery.

ARTICLE  XV          FEDERAL  EXCISE  TAX
-----------          --------------------

(Federal Excise Tax applies only to those Retrocessionaires, excepting Underwriters at Lloyd's London and other Retrocessionaires exempt from Federal Excise Tax, who are domiciled outside the United States of America.)
A. The Retrocessionaires has agreed to allow for the purpose of paying the Federal Excise Tax 1% of the premium payable hereon to the extent such premium is subject to Federal Excise Tax.

B. In the event of any return of premium becoming due hereunder the Retrocessionaires will deduct 1% from the amount of the return and the Retrocedent or its agent should take steps to recover the Tax from the United States Government.



ARTICLE  XVI          FOLLOW  THE  FORTUNES
------------          ---------------------

A. The Reinsurer's liability shall attach simultaneously with that of the Company and shall be subject in all respects to the same risks, terms, conditions, interpretations, waivers, and to the same modification, alterations and cancellations as the respective insurances (or reinsurances) of the Company, the true intent of this Agreement being that the Reinsurer shall, in every case to which this Agreement applies, follow the underwriting fortunes of the Company.

B. Nothing shall in any manner create any obligations or establish any rights against the Reinsurer in favor of any third parties or any persons not parties to this Agreement.

ARTICLE  XVII          GOVERNING  LAW
-------------          --------------

This Agreement shall be governed by and construed in accordance with the laws of the state of New York.

ARTICLE  XVIII          INSOLVENCY
--------------          ----------

A. In the event of insolvency and the appointment of conservator, liquidator, or statutory successor of the ceding company, the portion of any risk or obligation assumed by the reinsurer shall be payable to the conservator, liquidator, or statutory successor of the company having authority to allow such claims: without diminution because of that insolvency, or because the conservator, liquidator, or statutory successor has failed to pay all or a portion of any claims. Payments directly to the ceding insurer or to its conservator, liquidator, or statutory successor, except where the contract of insurance or reinsurance specifically provides another payee of such reinsurance in the event of the insolvency of the ceding insurer. The reinsurance contract may provide that the conservator, liqudator, or statutory successor of a ceding insurer shall give written notice of the pendency of a claim against the ceding insurer indicating the policy or bond reinsured, within a reasonable time after such claims is filed and the reinsurer may interpose, at its own expense, in the proceeding where such claims is to be adjusticated, any defense or defenses which it amy deem available to the ceding insurere or its conservator, liquidator, or statutory successor. The expense thus incurred by the reinsurer shall be payable subject to court approval out of the estate of the insolvent ceding insurer as part of the expense of conservation or liquidation to the extent of a proportionate share of the benefit which may accrue to the ceding insurer in conversation or liquidation, solely as result of the defense undertaken by the reinsurer. It is agreed, however, that the liquidator, receiver, conservator or statutory successor of the Company shall give written notice to the Reinsurers of the pendency of a claim against the Company which would involve a possible liability on the part of the Reinsurers, indicating the policy or bond reinsured, within a reasonable time after such claim is filed in the conservation or liquidation proceeding or in the receivership. It is further agreed that during the pendency of such claim the Reinsurers may investigate such claim and interpose, at their own expense, in the proceeding where such claim is to be adjudicated, any defense or defenses that they may deem available to the Company or its liquidator, receiver, conservator, or statutory successor. The expense thus incurred by the Reinsurers shall be chargeable, subject to the approval of the Court, against the Company as part of the expense of conservation or liquidation to the extent of a pro rata share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurers.

B. Where two or more Reinsurers are involved in the same claim and a majority in interest elect to interpose defense to such claim, the expense shall be apportioned in accordance with the terms of the Agreement as though such expense had been incurred by the Company.

C. The reinsurance shall be payable by the Reinsurers to the Company or to its liquidator, receiver, conservator, or statutory successor, except as provided by Section 4118(a) (1) (A) and 1114 (c) of the New York Insurance Law or except (a) where the Agreement specifically provides another payee of such reinsurance in the event of the insolvency of the Company, and (b) where the Reinsurers with the consent of the direct insured or insureds have voluntarily assumed such policy obligations of the Company as direct obligations of the Reinsurers to the payees under such policies and in substitution for the obligations of the Company to the payees. Then, and in that event only, the Company, with the prior approval of the certificate of assumption on New York risks by the Superintendent of Insurance of the State of New York, is entirely released from its obligation and the Reinsurers pay any loss directly to payees under such policy.

D. Notwithstanding clauses A, B, and C, where the Company is authorized under the Insurance Companies Act (Canada) to insure in Canada risks, in the event of the insolvency of the Company, reinsurance payable in respect of the insurance business in Canada of the Company shall be payable to the Chief Agent in Canada of the Company or to the liquidator, receiver, conservator or statutory successor appointed in Canada in respect of the insurance business in Canada of the Company without diminution because of the insolvency of the Company or because the Company or a liquidator, receiver, conservator or statutory successor of the Company has failed to pay all or any portion of any claim. All other terms and conditions of clauses A, B, and C remain in effect and apply to this clause D which shall prevail if there is a conflict or inconsistency.

ARTICLE  XIX               OFFSET
------------               ------

Each party hereto shall have, and may exercise at any time and from time to time, the right to offset any undisputed balance or balances, whether on account of premiums or on account of losses, due from such party to the other (or, if more than one, any other) party hereto under this Agreement or under any other reinsurance agreement heretofore or hereafter entered into by and between them, and may offset the same against any undisputed balance or balances due to the former from the latter under the same or any other reinsurance agreement between them, and the party asserting the right of offset shall have and may exercise such right whether the undisputed balance or balances due to such party from the other are on account of premiums or on account of losses and regardless of the capacity, whether as assuming insurer or as ceding insurer, in which each party acted under the agreement or, if more than one, the different agreements involved

Where the Company is authorized under the Insurance Companies Act (Canada) to insure in Canada risks, for the purpose of this Article, the branch of a Company in Canada shall be considered as a party separate and distinct from the Company and the right of offset provided for in this Article shall belong to and be applied against that branch as though it were a separate and distinct party.


ARTICLE  XX               SEVERABILITY
-----------               ------------

If any provision of this Agreement shall be rendered illegal or unenforceable by the laws, regulations or public policy of any state, such provision shall be considered void in such state, but this shall not affect the validity or enforceability of any other provision of this Agreement or the enforceability of such provision in any other jurisdiction.


ARTICLE  XXI     SPECIAL  TERMINATION  OR  SETTLEMENT
------------     ------------------------------------

SECTION  I  (TERMINATION)
-------------------------
A.  Either  party  may  terminate  this Agreement immediately in the event that:
1. The other party should at any time become insolvent, or suffer any impairment of contributed capital, or file a petition in bankruptcy, or go into liquidation, rehabilitation, or voluntary supervision, or have a receiver appointed, or be acquired or controlled by any other insurance company or organization, or
2. There is a severance of obstruction of free and unfettered communication and/or normal commercial and/or financial intercourse between the United States of America and the country in which the Reinsurer is incorporated or has its principal office as a result of war, currency regulations, or any circumstances arising out of political, financial or economic emergency.

B.  Either  party  may  terminate  this Agreement immediately in the event that:
1.     Upon  application  of  the  NAIC  Insurance Regulatory Information System
(IRIS) tests to the Company's quarterly and annual statement (which the Company hereby agrees to furnish the Reinsurer upon request) it is found that four (4) or more of the Company's IRIS financial ratio values are outside of the usual range established in the IRIS system.
2. Upon review of the Insurance Solvency International ISI) Performance Tests as published with respect to the Company (or upon application of such Performance Tests to the Company's annual financial statements which the Company hereby agrees to furnish to the Reinsurer upon request) it is found that four
(4) or more of the Company's ratios are outside of normal range (as defined by the ISI standard).

Termination under A. or B. shall be automatic. The Reinsurer will specify the mode of payment, i.e. a run-off basis or a clean-cut basis with portfolio transfer, if applicable.

SECTION  II  (SETTLEMENT)
-------------------------
After termination of this Agreement under this or any article, including the natural expiry of the Agreement, if the Reinsurer has any residual liability to the Company, the Company will, at the request of the Reinsurer, furnish to the Reinsurer statements as specified in Section B1., above, and if four or more values are outside of the usual range established in the IRIS or ISI system (as applicable in accordance with Section B1., above) the Reinsurer shall have the option of an immediate commutation in accordance with the commutation article. In addition to the payments specified in that article the Reinsurer shall return the unearned premium and the Company will allow a deduction of commission equal to the average ceding commission on the ceded premium.


ARTICLE  XXII          CURRENCY  REVALUATION
-------------          ---------------------

It is agreed that underwriting to contractual and/or understanding limits will be done in terms of United States (U.S.) dollar equivalent on the basis of exchange rates in effect at the time of inception of new or renewal business or at the time an addition to an existing risk takes place. In the event there is a reduction in parity value of the U.S. dollar from that existing at the time the risk was written which results in the contractual and/or understanding limits being exceeded, the Company shall be held covered for such excess until next renewal of the risk, at which time underwriting will then conform to the contractual and/or understanding U.S. dollar limits in effect at the time.





IN WITNESS WHEREOF: the parties hereto have caused this Agreement to be executed by their authorized representative.

In:  ___________________  this  ___________  day  of ______________________ 2000

                 SUPERIOR INSURANCE COMPANY AND ITS WHOLLY-OWNED
                             INSURANCE SUBSIDIARIES


By:  ___________________________  Title:  ______________________________





and  in:  _______________this  ____________ day of ________________________ 2000


            NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, PA.


By:  __________________________  Title:  ________________________________

                        QUOTA SHARE REINSURANCE AGREEMENT
                        ---------------------------------

                                     BETWEEN

                         PAFCO GENERAL INSURANCE COMPANY
                       (HEREINAFTER CALLED THE "COMPANY")

                                       AND

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                      (HEREINAFTER CALLED THE "REINSURER")


                                      INDEX
                                      -----

     ARTICLE               SUBJECT                       PAGE
     -------               -------                       ----


I      BUSINESS COVERED                     1.
II. .  TERM AND TERMINATION                 1.
III    TERRITORY                            1.
IV. .  QUOTA SHARE PARTICIPATION AND LIMIT  1.
V      WARRANTY                             2.
VI     PREMIUM AND COMMISSION               2.
VII    COMMUTATION                          2.
VIII.  DEFINITIONS                          2.
IX     REPORTS AND ACCOUNTING               2.
X . .  EXCLUSIONS                .          3.
XI. .  ACCESS TO RECORDS             .      4.
XII    ARBITRATION                          4.
XIII.  CONFIDENTIALITY              .       5.
XIV    ERRORS AND OMISSIONS                 5.
XV     FEDERAL EXCISE TAX                   5.
XVI    FOLLOW THE FORTUNES                  5.
XVII.  GOVERNING LAW                        5.
XVIII  INSOLVENCY                           6.
XIX    OFFSET                               7.
XX. .  SEVERABILITY                         7.
XXI    SPECIAL TERMINATION OR SETTLEMENT    7.
XXII.  CURRENCY REVALUATION          .      8.

                                       --
          ATTACHMENTS:
NUCLEAR  INCIDENT  EXCLUSION  CLAUSE  -  LIABILITY  -  REINSURANCE,  (BRMA  35A)

                        QUOTA SHARE REINSURANCE AGREEMENT
                        ---------------------------------

                                     BETWEEN

                         PAFCO GENERAL INSURANCE COMPANY
                       (HEREINAFTER CALLED THE "COMPANY")

                                       AND

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                      (HEREINAFTER CALLED THE "REINSURER")


    ************************************************************************

ARTICLE  I               BUSINESS  COVERED

The Reinsurer hereby agrees to reinsure a quota share of policies classified by the Company as non-standard automobile; both liability and physical damage (including business assumed that is directly underwritten by the Company) in-force on January 1, 2000 and effective during the term of this agreement.

ARTICLE  II               TERM  AND  TERMINATION

This Agreement commences at 12:01 a.m. Eastern Standard Time, January 1, 2000 and shall remain in force until 11:59 p.m. Eastern Standard Time, December 31, 2000. Either party may terminate effective on the first day of any calendar quarter with 60 days advance written notice. The Reinsurer shall remain liable for loss under reinsured policies effective prior to the termination date.

ARTICLE  III          TERRITORY

This Agreement covers risks located nationwide, as per the Company's original Policies.

ARTICLE  IV     QUOTA  SHARE  PARTICIPATION  AND  LIMIT
-----------     ---------------------------------------

The aggregate quota share cession shall be at the option of the Company and subject to a minimum of 40% and a maximum of 75%. However, the maximum cession will be limited to $5,000,000 per quarter which shall be in addition to the cession of the in-force business which shall be at the minimum provisional percent. The provisional quota share percent shall be 40%. In the event this produces in excess of $5 million for any one quarter, the dollar amount cession shall be reduced to $5,000,000 dollars for the Company. The quota share percent applicable for the Company shall be the ratio of the adjusted dollar cession to the gross subject written premium for the Company in that quarter. This quarterly limit can be increased by mutual agreement between the Reinsurer and the Company. The Company shall notify the Reinsurer prior to the last day of the calendar quarter of the quota share percent.

The Reinsurer's liability for aggregate losses, including allocated loss adjustment expenses (and unallocated loss adjustment expenses, where applicable under REPORTS AND ACCOUNTING), shall be limited to 97% of earned premium ceded for all business effective in all calendar quarters plus the in-force business. The calculation shall be from inception to date.

ARTICLE  V               WARRANTY
----------               --------

The Company shall maintain catastrophe and per risk reinsurance limiting the ceded loss from any one occurrence or for any one risk so as not to exceed $250,000 or $350,000, respectively, or it shall be so deemed.

ARTICLE  VI     PREMIUM  AND  COMMISSION

The Company will pay the Reinsurer a premium equal to the pro rata share of premium applicable on all policies ceded and the Reinsurer shall allow the Company a minimum and provisional ceding commission of 18% on such premium. The ceding commission slides 1 for 1 for each 1.0% decrease in the Loss Ratio below 79% up to a maximum ceding commission of 31% at a 66% loss ratio. This calculation shall be from inception to date for all business ceded effective in all calendar quarters plus the in-force business.

ARTICLE  VII          COMMUTATION

The Company may request and the Reinsurer shall grant a commutation of all liabilities to be effective at the end of any calendar quarter. The Reinsurer shall pay the Company the outstanding case reserves plus an amount for incurred but not reported losses as mutually agreed. In the event mutual agreement cannot be reached, the Reinsurer may appoint an independent actuary to establish the incurred but not reported losses. The Company shall notify the Reinsurer of such request within 60 days of the close of the calendar quarter. In such event the Company shall pay the positive Funds Withheld Balance to the Reinsurer and the Company shall release the Reinsurer of any and all liabilities.

ARTICLE  VIII          DEFINITIONS
-------------          -----------

Funds  Withheld  Balance  shall  mean:

     Previous  Funds  Withheld  Balance,
     plus  97%  of  ceded  written  premium,
     minus  ceding  commission,
     minus ceded paid losses (including allocated loss adjustment expenses), minus ceded paid unallocated loss adjustment expenses, if applicable.


Loss Ratio shall mean losses paid and outstanding, including IBNR and allocated loss adjustment expenses, divided by earned premium.

Premium shall mean the premium charged the insured, net of returned premium, however, uncollectable premium shall not be deemed a return premium.

Allocated loss adjustment expenses shall be as defined under statutory accounting practices.

Unallocated loss adjustment expenses shall be as defined under statutory accounting practices.

ARTICLE  IX     REPORTS  AND  ACCOUNTING

Within 45 days after the end of each calendar quarter, the Company shall furnish an account statement to the Reinsurer, for their share on the Business Covered including the following:
6.     Written  premiums-credit

7.     Commission-debit

8. Net losses (including allocated loss adjustment expenses) paid by the Company - debit

9. Reserve for outstanding losses including incurred but not reported (including allocated loss adjustment expenses).

10.     Unearned  Premium.

In the event the loss ratio is in excess of 85%, the Reinsurer shall be liable for unallocated loss adjustment expenses equal to 1% of earned premium for each Loss Ratio point in excess of 85%, however, not in excess of 6% of earned premium. When applicable, the coverage for unallocated loss adjustment expenses shall be included in the maximum limit of 97% of earned premium ceded referred to in QUOTA SHARE PARTICIPATION AND LIMIT. The forgoing shall be a combined account for all business effective in all calendar quarters plus the in-force business. The Company shall report this information separately for all business effective in each calendar quarter plus a report for the in-force business.

The Company will pay the Reinsurer 3% of the premium with the balance, if any, being held in a Funds Withheld Balance for subsequent payment of losses, commission adjustments and return premiums. Amounts due the Company shall be withdrawn from the Funds Withheld Balance and if the Funds Withheld Balance is negative, the Reinsurer shall pay the amount due.

ARTICLE  X          EXCLUSIONS
----------          ----------

This  reinsurance  does  not  apply  to  the  following:

f.     Any  actual  or  alleged  failure,  malfunction  or  inadequacy  of:

3)     Any  of  the  following,  whether  belonging to any insured or to others:
g)     Computer  hardware,  including  microprocessors;
h)     Computer  application  software;
i)     Computer  operating  systems  and  related  software;
j)     Computer  networks;
k)     Microprocessors  (computer  chips)  not  part  of any computer system, or
l)     Any  other  computerized  or  electronic  equipment  or  components;  or
4) Any other products, an any services, data or functions that directly or indirectly use or rely upon, in any manner, any of the terms listed in paragraph 2.a. 1);
due to the inability to correctly recognize, process, distinguish, interpret or accept the year 2000 and beyond.

g. Any advice, consultation, design, evaluation, inspection, installation, maintenance, repair, replacement or supervision provided or done by the Company or for the Company to determine, rectify or test for, any potential or actual problems described in paragraph 2.a.

h. Any loss or liability accruing to the Company directly or indirectly from any insurance written by or through any Pool or Association including Pools or Associations in which membership by the Company is required under any statutes or regulations(other than assigned risk automobile plans).

i. Business excluded by the attached Nuclear Incident Exclusion Clauses - Liability - Reinsurance.

j. All liability of the Reassured arising, by contract, operation of law, or otherwise, from its participation or membership, whether voluntary or involuntary, in any insolvency fund. "Insolvency fund" includes any guaranty fund, insolvency fund, plan, pool, association, fund or other arrangement, howsoever denominated, established or governed, which provides for any assessment of or payment or assumption by the Reassured of part or all of any claim, debt, charge, fee or other obligation of an insurer, or its successors or assigns, which has been declared by any competent authority to be insolvent, or which is otherwise deemed unable to meet any claim, debt, charge, fee or other obligation in whole or in part.


ARTICLE  XI          ACCESS  TO  RECORDS
-----------          -------------------

The Reinsurer, or its duly authorized representative, shall have free access at all reasonable times during and after the currency of this agreement, to books and records maintained by any of the division, department and branch offices of the Company which are involved in the subject matter of this Agreement and which pertain to the reinsurance provided hereunder and all claims made in connection therewith. Notwithstanding the provisions of the preceding sentence, if undisputed balances due from the Reinsurer under this Agreement have not been paid for the two most recent reported calendar quarters, the Reinsurer shall not have access to any of the Company's records relating to this Agreement without the specific consent of the Company.

ARTICLE  XII          ARBITRATION
------------          -----------
A. All disputes or differences arising out of the interpretation of this Agreement shall be submitted to the decision of two arbitrators, one to be chosen by each party, and in the event of the arbitrators failing to agree, to the decision of an umpire to be chosen by the arbitrators. The arbitrators and umpire shall be disinterested active or retired executive officials of fire or casualty insurance or reinsurance companies or Underwriters at Lloyd's, London. If either of the parties fails to appoint an arbitrator within one month after being required by the other party in writing to do so, or if the arbitrators fail to appoint an umpire within one month of a request in writing by either of them to do so, such arbitrator or umpire, as the case may be, shall at the request of either party be appointed by a Justice of the Supreme Court of the State of New York.

B. The arbitration proceeding shall take place in New York, New York. The applicant shall submit its case within one month after the appointment of the court of arbitration, and the respondent shall submit its reply within one month after the receipt of the claim. The arbitrators and umpire are relieved from all judicial formality and may abstain from following the strict rules of law.
Punitive damages shall not be awarded by the panel against either party which are apart from the punitive damages that may be in dispute. They shall settle any dispute under the Agreement according to an equitable rather than a strictly legal interpretation of its terms.

C. Their written decision shall be provided to both parties and shall be final and not subject to appeal.

D. Each party shall bear the expenses of his arbitrator and shall jointly and equally share with the other the expenses of the umpire and of the arbitration.

E.  This  Article  shall  survive  the  termination  of  this  Agreement.

ARTICLE  XIII          CONFIDENTIALITY
-------------          ---------------

All terms and conditions of this Agreement and any materials provided in the course of inspection shall be kept confidential by the Reinsurer as against third parties, unless the disclosure is required pursuant to process of law or unless the disclosure is to Reinsurer's retrocessionaires, financial auditors or governing regulatory bodies. Disclosing or using this information for any purpose beyond the scope of this Agreement, or beyond the exceptions set forth above, is expressly forbidden without the prior consent of the Company.

ARTICLE  XIV          ERRORS  AND  OMISSIONS
------------          ----------------------

Any inadvertent delay, omission or error shall not relieve either party hereto from any liability which would attach to it hereunder if such delay, omission or error had not been made, provided such delay, omission or error is rectified immediately upon discovery.

ARTICLE  XV          FEDERAL  EXCISE  TAX
-----------          --------------------

(Federal Excise Tax applies only to those Retrocessionaires, excepting Underwriters at Lloyd's London and other Retrocessionaires exempt from Federal Excise Tax, who are domiciled outside the United States of America.)
A. The Retrocessionaires has agreed to allow for the purpose of paying the Federal Excise Tax 1% of the premium payable hereon to the extent such premium is subject to Federal Excise Tax.
B. In the event of any return of premium becoming due hereunder the Retrocessionaires will deduct 1% from the amount of the return and the Retrocedent or its agent should take steps to recover the Tax from the United States Government.

ARTICLE  XVI          FOLLOW  THE  FORTUNES
------------          ---------------------

C. The Reinsurer's liability shall attach simultaneously with that of the Company and shall be subject in all respects to the same risks, terms, conditions, interpretations, waivers, and to the same modification, alterations and cancellations as the respective insurances (or reinsurances) of the Company, the true intent of this Agreement being that the Reinsurer shall, in every case to which this Agreement applies, follow the underwriting fortunes of the Company.

D. Nothing shall in any manner create any obligations or establish any rights against the Reinsurer in favor of any third parties or any persons not parties to this Agreement.

ARTICLE  XVII          GOVERNING  LAW
-------------          --------------

This Agreement shall be governed by and construed in accordance with the laws of the state of New York.

ARTICLE  XVIII          INSOLVENCY
--------------          ----------

E. In the event of insolvency and the appointment of conservator, liquidator, or statutory successor of the ceding company, the portion of any risk or obligation assumed by the reinsurer shall be payable to the conservator, liquidator, or statutory successor of the company having authority to allow such claims: without diminution because of that insolvency, or because the conservator, liquidator, or statutory successor has failed to pay all or a portion of any claims. Payments directly to the ceding insurer or to its conservator, liquidator, or statutory successor, except where the contract of insurance or reinsurance specifically provides another payee of such reinsurance in the event of the insolvency of the ceding insurer. The reinsurance contract may provide that the conservator, liqudator, or statutory successor of a ceding insurer shall give written notice of the pendency of a claim against the ceding insurer indicating the policy or bond reinsured, within a reasonable time after such claims is filed and the reinsurer may interpose, at its own expense, in the proceeding where such claims is to be adjusticated, any defense or defenses which it amy deem available to the ceding insurere or its conservator, liquidator, or statutory successor. The expense thus incurred by the reinsurer shall be payable subject to court approval out of the estate of the insolvent ceding insurer as part of the expense of conservation or liquidation to the extent of a proportionate share of the benefit which may accrue to the ceding insurer in conversation or liquidation, solely as result of the defense undertaken by the reinsurer. It is agreed, however, that the liquidator, receiver, conservator or statutory successor of the Company shall give written notice to the Reinsurers of the pendency of a claim against the Company which would involve a possible liability on the part of the Reinsurers, indicating the policy or bond reinsured, within a reasonable time after such claim is filed in the conservation or liquidation proceeding or in the receivership. It is further agreed that during the pendency of such claim the Reinsurers may investigate such claim and interpose, at their own expense, in the proceeding where such claim is to be adjudicated, any defense or defenses that they may deem available to the Company or its liquidator, receiver, conservator, or statutory successor. The expense thus incurred by the Reinsurers shall be chargeable, subject to the approval of the Court, against the Company as part of the expense of conservation or liquidation to the extent of a pro rata share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurers.

F. Where two or more Reinsurers are involved in the same claim and a majority in interest elect to interpose defense to such claim, the expense shall be apportioned in accordance with the terms of the Agreement as though such expense had been incurred by the Company.

G. The reinsurance shall be payable by the Reinsurers to the Company or to its liquidator, receiver, conservator, or statutory successor, except as provided by Section 4118(a) (1) (A) and 1114 (c) of the New York Insurance Law or except (a) where the Agreement specifically provides another payee of such reinsurance in the event of the insolvency of the Company, and (b) where the Reinsurers with the consent of the direct insured or insureds have voluntarily assumed such policy obligations of the Company as direct obligations of the Reinsurers to the payees under such policies and in substitution for the obligations of the Company to the payees. Then, and in that event only, the Company, with the prior approval of the certificate of assumption on New York risks by the Superintendent of Insurance of the State of New York, is entirely released from its obligation and the Reinsurers pay any loss directly to payees under such policy.

H. Notwithstanding clauses A, B, and C, where the Company is authorized under the Insurance Companies Act (Canada) to insure in Canada risks, in the event of the insolvency of the Company, reinsurance payable in respect of the insurance business in Canada of the Company shall be payable to the Chief Agent in Canada of the Company or to the liquidator, receiver, conservator or statutory successor appointed in Canada in respect of the insurance business in Canada of the Company without diminution because of the insolvency of the Company or because the Company or a liquidator, receiver, conservator or statutory successor of the Company has failed to pay all or any portion of any claim. All other terms and conditions of clauses A, B, and C remain in effect and apply to this clause D which shall prevail if there is a conflict or inconsistency.

ARTICLE  XIX               OFFSET
------------               ------

Each party hereto shall have, and may exercise at any time and from time to time, the right to offset any undisputed balance or balances, whether on account of premiums or on account of losses, due from such party to the other (or, if more than one, any other) party hereto under this Agreement or under any other reinsurance agreement heretofore or hereafter entered into by and between them, and may offset the same against any undisputed balance or balances due to the former from the latter under the same or any other reinsurance agreement between them, and the party asserting the right of offset shall have and may exercise such right whether the undisputed balance or balances due to such party from the other are on account of premiums or on account of losses and regardless of the capacity, whether as assuming insurer or as ceding insurer, in which each party acted under the agreement or, if more than one, the different agreements involved.

Where the Company is authorized under the Insurance Companies Act (Canada) to insure in Canada risks, for the purpose of this Article, the branch of a Company in Canada shall be considered as a party separate and distinct from the Company and the right of offset provided for in this Article shall belong to and be applied against that branch as though it were a separate and distinct party.


ARTICLE  XX               SEVERABILITY
-----------               ------------

If any provision of this Agreement shall be rendered illegal or unenforceable by the laws, regulations or public policy of any state, such provision shall be considered void in such state, but this shall not affect the validity or enforceability of any other provision of this Agreement or the enforceability of such provision in any other jurisdiction.


ARTICLE  XXI     SPECIAL  TERMINATION  OR  SETTLEMENT
------------     ------------------------------------

SECTION  I  (TERMINATION)
-------------------------
A.  Either  party  may  terminate  this Agreement immediately in the event that:
3. The other party should at any time become insolvent, or suffer any impairment of contributed capital, or file a petition in bankruptcy, or go into liquidation, rehabilitation, or voluntary supervision, or have a receiver appointed, or be acquired or controlled by any other insurance company or organization, or
4. There is a severance of obstruction of free and unfettered communication and/or normal commercial and/or financial intercourse between the United States of America and the country in which the Reinsurer is incorporated or has its principal office as a result of war, currency regulations, or any circumstances arising out of political, financial or economic emergency.

B.  Either  party  may  terminate  this Agreement immediately in the event that:
3.     Upon  application  of  the  NAIC  Insurance Regulatory Information System
(IRIS) tests to the Company's quarterly and annual statement (which the Company hereby agrees to furnish the Reinsurer upon request) it is found that four (4) or more of the Company's IRIS financial ratio values are outside of the usual range established in the IRIS system.
4. Upon review of the Insurance Solvency International ISI) Performance Tests as published with respect to the Company (or upon application of such Performance Tests to the Company's annual financial statements which the Company hereby agrees to furnish to the Reinsurer upon request) it is found that four
(4) or more of the Company's ratios are outside of normal range (as defined by the ISI standard).

Termination under A. or B. shall be automatic. The Reinsurer will specify the mode of payment, i.e. a run-off basis or a clean-cut basis with portfolio transfer, if applicable.

SECTION  II  (SETTLEMENT)
-------------------------
After termination of this Agreement under this or any article, including the natural expiry of the Agreement, if the Reinsurer has any residual liability to the Company, the Company will, at the request of the Reinsurer, furnish to the Reinsurer statements as specified in Section B1., above, and if four or more values are outside of the usual range established in the IRIS or ISI system (as applicable in accordance with Section B1., above) the Reinsurer shall have the option of an immediate commutation in accordance with the commutation article. In addition to the payments specified in that article the Reinsurer shall return the unearned premium and the Company will allow a deduction of commission equal to the average ceding commission on the ceded premium.


ARTICLE  XXII          CURRENCY  REVALUATION
-------------          ---------------------

It is agreed that underwriting to contractual and/or understanding limits will be done in terms of United States (U.S.) dollar equivalent on the basis of exchange rates in effect at the time of inception of new or renewal business or at the time an addition to an existing risk takes place. In the event there is a reduction in parity value of the U.S. dollar from that existing at the time the risk was written which results in the contractual and/or understanding limits being exceeded, the Company shall be held covered for such excess until next renewal of the risk, at which time underwriting will then conform to the contractual and/or understanding U.S. dollar limits in effect at the time.



IN WITNESS WHEREOF: the parties hereto have caused this Agreement to be executed by their authorized representative.

In:  ___________________  this  ___________  day  of ______________________ 2000

                         PAFCO GENERAL INSURANCE COMPANY


By:  ___________________________  Title:  ______________________________





and  in:  _______________this  ____________ day of ________________________ 2000


            NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, PA.


By:  __________________________  Title:  ________________________________











                                   ADDENDUM I

                                       TO

                   AGGREGATE LOSS RATIO REINSURANCE AGREEMENT

                                     BETWEEN

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA
                      (HEREINAFTER CALLED THE "REINSURER")

                                       AND

                        GRANITE REINSURANCE COMPANY, LTD.
                   (HEREINAFTER CALLED THE "RETROCESSIONAIRE")


It is understood and agreed that addendums number 1 & 2 to the Underlying Agreements, copies attached hereto, are accepted as part of the Underlying Agreements.

All  other  terms  and  conditions  remain  unchanged.

IN WITNESS WHEREOF: the parties hereto have caused this Agreement to be executed by their Authorized representatives.


In:______________________________this_____________day  of________________2000

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                    ----------------------------------------
                                 PITTSBURGH, PA



By:_______________________________

Title:______________________________





AND  IN____________________________THIS_____________DAY  OF_________________2000

                    GRANITE  REINSURANCE  COMPANY,  LTD.


By:________________________________

Title:_______________________________




                                 ADDENDUM NO. 2

                                       TO

                        QUOTA SHARE REINSURANCE AGREEMENT
                           EFFECTIVE JANUARY 1ST 2000

                                     BETWEEN

                 SUPERIOR INSURANCE COMPANY AND ITS WHOLLY-OWNED
                             INSURANCE SUBSIDIARIES

                                       AND

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                        (HERAFTER CALLED THE "REINSURER")


It is understood and agreed that effective December 30, 2000 the following articles are amended to read as follows.

                  ARTICLE II               TERM AND TERMINATION
                  ----------               --------------------

This Agreement commences at 12:01 a.m. Eastern Standard Time, January 1, 2000 and shall remain in force until 11:59 p.m. Eastern Standard Time, December 31, 2001. Either party may terminate effective on the first day of any calendar quarter with 60 days advance written notice. The Reinsurer shall remain liable for loss under reinsured policies effective prior to the termination date.

ARTICLE  IV          QUOTA  SHARE  PARTICIPATION  AND  LIMIT
-----------          ---------------------------------------

The aggregate quota share cession shall be at the option of the Company and subject to a maximum of 75%. However, the maximum cession will be limited to $70,000,000 for the calendar year 2001. In the event this produces more than $70,000,000 for the calendar year, the dollar amount of cessions shall be reduced to $70,000,000. The quota share percent applicable for the Company shall be the ratio of the adjusted dollar cession to the gross subject written premium for the Company for that year. This limit can be increased by mutual agreement between the Reinsurer and the Company. The Company shall notify the Reinsurer prior to the last day of the calendar quarter of the quota share percent for that quarter. It is agreed that the cession for any one quarter shall not exceed 40% of the total cession for the calendar year. In the event the declared percent cession for a calendar quarter produces premiums in excess of 40% of the premium ceded for the calendar year the cession for that quarter shall be adjusted to the dollar amount that would equal 40% of the premium ceded for the year.

The Reinsurer's liability for aggregate losses, including allocated loss adjustment expenses (and unallocated loss adjustment expenses where applicable under REPORTS AND ACOCUNTING), shall be limited to 97% of earned premium ceded for all business from the inception date of this agreement and the calculation shall be from inception to the calculation date.


All  other  terms  and  conditions  remain  unchanged.

IN WITNESS WHEREOF: the parties hereto have caused this Agreement to be executed by their Authorized representatives.



In:________________________________this_____________day  of ________________2000

               NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, PA
               -------------------------------------------------------



By:___________________________

Title:__________________________





And in______________________________this _____________day of________________2000

                                   SUPERIOR INSURANCE COMPANY
                                   --------------------------





By:____________________________

Title:___________________________

                                 ADDENDUM NO. 2

                                       TO

                        QUOTA SHARE REINSURANCE AGREEMENT
                           EFFECTIVE JANUARY 1ST 2000

                                     BETWEEN

                         PAFCO GENERAL INSURANCE COMPANY
                         -------------------------------
                       (HEREINAFTER CALLED THE "COMPANY")

                                       AND

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                      (HEREINAFTER CALLED THE "REINSURER")


It is understood and agreed that effective December 30, 2000 the following articles are amended to read as follows.

ARTICLE  II               TERM  AND  TERMINATION
-----------               ----------------------

This Agreement commences at 12:01a.m. Eastern Standard Time, January 1, 2000, and shall remain in force until 11:59 p.m. Eastern Standard Time, December 31, 2001. Either party may terminate effective on the first day of any calendar quarter with 60 days advance written notice. The Reinsurer shall remain liable for loss under reinsured policies effective prior to the termination date.

ARTICLE  IV          QUOTA  SHARE  PARTICIPATION  AND  LIMIT
-----------          ---------------------------------------

The aggregate quota share cession shall be at the option of the Company and subject to a maximum of 90%. However, the maximum cession will be limited to $30,000,000 for the calendar year 2001. In the event this produces more than $30,000,000 for the calendar year, the dollar amount of cessions shall be reduced to $30,000,000. The quota share percent applicable for the Company shall be the ratio of the adjusted dollar cession to the gross subject written premium for the Company for that year. This limit can be increased by mutual agreement between the Reinsurer and the Company. The Company shall notify the Reinsurer prior to the last day of the calendar quarter of the quota share percent for that quarter. It is agreed that the cession for any one quarter shall not exceed 40% of the total cession for the calendar year. In the event the declared percent cession for a calendar quarter produces premiums in excess of 40% of the premium ceded for the calendar year the cession for that quarter shall be adjusted to the dollar amount that would equal 40% of the premium ceded for the year.

The Reinsurer's liability for aggregate losses, including allocated loss adjustment expenses (and unallocated loss adjustment expenses where applicable under REPORTS AND ACOCUNTING), shall be limited to 97% of earned premium ceded for all business from the inception date of this agreement and the calculation shall be from inception to the calculation date.


All  other  terms  and  conditions  remain  unchanged.


IN WITNESS WHEREOF: the parties hereto have caused this Agreement to be executed by their Authorized representatives.


In:________________________________this_____________day  of ________________2000

     NATIONAL  UNION  FIRE  INSURANCE  COMPANY  OF  PITTSBURGH,  PA



By:___________________________

Title:__________________________






And in______________________________this _____________day of________________2000

               PAFCO  GENERAL  INSURANCE  COMPANY



By:____________________________

Title:___________________________

                              EMPLOYMENT AGREEMENT


     WHEREAS, Symons International Group, Inc.("SIG") and Goran Capital Inc. ("Goran") (collectively, SIG and Goran are referred to as the "Company") consider it in SIG's best interests to employ Gregg Albacete ("You", "Your"or "Executive"), upon the terms and conditions hereinafter set forth; and

     WHEREAS, the Executive desires to be employed by SIG, upon the terms and conditions contained herein.

     NOW, THEREFORE, in consideration of the covenants and agreements set forth below, the parties agree as follows:

1.     EMPLOYMENT

     1.1     Term  of  Agreement.  SIG  agrees  to  employ  Executive  as  Vice
             -------------------
President and Chief Information Officer effective as of January 26, 2000 and continuing until January 26, 2003 unless such employment is terminated pursuant to Section 3 below; provided, however, that the term of this Agreement shall
                        --------  -------
automatically be extended without further action of either party for additional one (1) year periods thereafter unless the Company or Executive gives written notice that it or he does not intend to extend this Agreement (the "Term").

     1.2     Terms  of Employment.  During the Term, You agree to be a full-time
             --------------------
employee of SIG serving in the position of Vice President and Chief Information Officer of SIG and further agree to devote substantially all of Your working time and attention to the business and affairs of SIG and, to the extent necessary to discharge the responsibilities associated with Your position as Vice President and Chief Information Officer of SIG and to use Your best efforts to perform faithfully and efficiently such responsibilities. Executive shall perform such duties and responsibilities as may be determined from time to time by the Chief Executive Officer or Executive Vice President of SIG, which duties shall be consistent with the position of Vice President and Chief Information Officer of SIG, which shall grant Executive authority, responsibility, title and standing comparable to that of the vice president and chief information officer of a stock insurance holding company of similar standing. Your primary place of work will be at the Company's headquarters in Indianapolis, Indiana, but it is understood and agreed that your duties may require travel. Nothing herein shall prohibit You from devoting Your time to civic and community activities or managing personal investments, as long as the foregoing do not interfere with the performance of Your duties hereunder.

     1.3     Appointment  and  Responsibility.  The  Board  of  Directors of SIG
             --------------------------------
shall, following the effective date of this Agreement, elect and appoint Executive as Vice President and Chief Information Officer. Consistent with
Section 1.2 of this Agreement, Executive shall be primarily responsible for the information systems of the Company.

2.     COMPENSATION,  BENEFITS  AND  PREREQUISITES

     2.1     Salary.  Company  shall  pay Executive a salary, in equal bi-weekly
             ------
installments, equal to an annualized salary rate of One Hundred Seventy Five Thousand Dollars ($175,000). Executive's salary as payable pursuant to this Agreement may be increased from time to time as mutually agreed upon by Executive and the Company. Notwithstanding any other provision of this Agreement, Executive's salary paid by Company for any year covered by this Agreement shall not be less than such salary paid to Executive for the immediately preceding calendar year.

     2.2     Bonus.  The  Company  and  Executive  understand and agree that the
             -----
Company expects to achieve significant growth during the term of this Agreement and that Executive will make a material contribution to that growth which will require certain personal and familial sacrifices on the part of Executive. Accordingly, it is the desire and intention of the Company to reward Executive for the attainment of that growth through bonus and other means (including, but not limited to, stock options, stock appreciation rights and other forms of incentive compensation). Therefore, the Company will pay Executive a lump-sum bonus of up to Seventy-Five Thousand Dollars ($75,000) (subject to normal withholdings) within sixty (60) business days from receipt by Company of its consolidated, annual audited financial statements. Executive's bonus for the year ended December 31, 2000 shall be in an amount not less than Thirty-Seven Thousand Five Hundred Dollars ($37,500). Additional bonus amounts shall be subject to the discretion of the Chief Executive Officer and Executive Vice President of the Company.

     2.3     Employee Benefits.  During the term of this Agreement, You shall be
             -----------------
entitled to participate in all incentive, savings, and retirement plans, practices, policies, and programs available generally to other employees of the Company. During the term of this Agreement, You and/or Your family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies, and programs available generally to other employees of the Company.

     2.4     Additional  Prerequisites.  During  the  term  of  this  Agreement,
             -------------------------
Company  shall  provide  Executive  with:

     (a) Not less than four (4) weeks paid vacation during each calendar year.

     (b) An automobile allowance equal to the value of a Suburban, but in no event in excess of seven hundred fifty dollars ($750.00) per month.

     2.5     Expenses.  During the period of his employment hereunder, Executive
             --------
shall be entitled to receive reimbursement from the Company (in accordance with the policies and procedures in effect for the Company's employees) for all reasonable travel, entertainment and other business expenses incurred by him in connection with his services hereunder.

     2.6     Hiring  Bonus.  The  Company  will  pay  Executive  Fifty  Thousand
             -------------
Dollars ($50,000) upon commencement of employment. Should the Executive's employment with the Company terminate within the first twelve (12) months of employment, including termination for cause and excluding other termination by the Company, the Executive shall immediately reimburse the Company the sum of Four Thousand One Hundred Sixty-Six Dollars ($4,166) for each remaining month of the first twelve (12) months of employment.

     2.7     Relocation  Expense.
             -------------------

                                       --
A. Company will cover the direct costs of moving Executive and his family from Dallas, Texas to Indianapolis, Indiana, including house-hunting visits to Indianapolis, packing and unpacking of household goods, and insurance.

A. Company will pay realtor fees of up to seven percent (7%) on the sale of Executive's Dallas, Texas home.

A.               Company  will  pay  all  closing costs on an Indianapolis home.

A. Company will reimburse Executive for temporary living expenses in Indianapolis and weekly travel to and from Dallas, Texas until the relocation is complete.

     2.8     Stock  Options.     Executive  shall  be eligible to participate in
             --------------
the Company's stock option plan and will be granted 10,000 options for shares of SIG at the market price on the first day of the Term. Executive's stock options shall be issued pursuant to the Symons International Group, Inc. 1996 Stock Option Plan and a Stock Option Agreement with respect thereto which shall be substantially in the form of Exhibit A attached hereto. The options shall vest and become exercisable by the Executive pro-rata over a three (3) year period from the date of grant.

3.     TERMINATION  OF  EXECUTIVE'S  EMPLOYMENT

     3.1     Termination  of  Employment  and  Severance  Pay.  Executive's
             ------------------------------------------------
employment under this Agreement may be terminated by the Company at any time for any reason; provided, however, that if Executive's employment is terminated for
             --------  -------
any reason other than for cause, he shall receive, as severance pay, an amount equal to his salary for a period of one (1) year from the date of termination of employment. Further, if Executive shall be terminated without cause, receipt of severance payments are conditioned upon execution by Executive and the Company of that mutual Agreement of Release and Waiver attached hereto as Exhibit B.

     3.2     Cause.  For  purposes  of  this  Section  3,  "cause"  shall  mean:
             -----

(a) the Executive being convicted in the United States of America, any State therein, or the District of Columbia, or in Canada or any Province therein (each, a "Relevant Jurisdiction"), of a crime for which the maximum penalty may include imprisonment for one year or longer (a "felony") or the Executive having entered against him or consenting to any judgment, decree or order (whether criminal or otherwise) based upon fraudulent conduct or violation of securities laws;

(b) the Executive's being indicted for, charged with or otherwise the subject of any formal proceeding (criminal or otherwise) in connection with any felony, fraudulent conduct or violation of securities laws, in a case brought by a law enforcement or securities regulatory official, agency or authority in a Relevant Jurisdiction;

(c) the Executive engaging in fraud, or engaging in any unlawful conduct relating to the Company or its business, in either case as determined under the laws of any Relevant Jurisdiction;

(d)     the  Executive  breaching  any  provision  of  this  Agreement;

(e) gross negligence or willful misconduct by the Executive in the performance of his duties hereunder; or

                                       --
(f) failure of the Executive to follow the written directive of the Chief Executive Officer of Executive Vice President of the Company such that the activities of the Executive are detrimental to the business operations.

     3.3     Change  of  Control.  Notwithstanding  any other provisions of this
             -------------------
Agreement,  if  (i) a Change of Control shall occur; and (ii) within twelve (12)
                                                     ---
months of any such Change of Control, (a) Company (including its successors, if any) shall require Executive to perform his duties and obligations pursuant to this Agreement in a location other than the city of employment of Executive at the time of such Change of Control, or (b) Company (including its successors, if any) shall materially change the duties, authority or responsibilities of Executive such that the same are materially inconsistent with the duties, authority or responsibilities of Executive at the time of such Change of Control, then Executive's employment under this Agreement shall be deemed to have terminated for other than cause pursuant to Section 3.1 hereof, and Executive shall be entitled to receive salary and benefits as provided in such
Section 3.1. In addition, Executive's stock options shall vest immediately and Executive may exercise such options within four (4) weeks of the date of termination of employment. In the event Executive shall fail to exercise the options within four (4) weeks of termination of employment, the options shall expire.

     A Change of Control shall mean the inability of the Symons family to cause the election of a majority of the members of the Board of Directors of Goran Capital Inc., Symons International Group, Inc. or their respective successors.

     3.4     Disability.  So  long  as  otherwise permitted by law, if Executive
             ----------
has become permanently disabled from performing his duties under this Agreement, the Company's Chairman of the Board, may, in his discretion, determine that Executive will not return to work and terminate his employment as provided below. Upon any such termination for disability, Executive shall be entitled to such disability, medical, life insurance, and other benefits as may be provided generally for disabled employees of Company during the period he remains disabled. Permanent disability shall be determined pursuant to the terms of Executive's long term disability insurance policy provided by the Company. If Company elects to terminate this Agreement based on such permanent disability, such termination shall be for cause.

     3.5     Indemnification.  Executive  shall  be indemnified by Company (and,
             ---------------
where applicable, its subsidiaries) to the maximum extent permitted by applicable law for actions undertaken for, or on behalf of, the Company and its subsidiaries.

4.     NON-COMPETITION,  CONFIDENTIALITY  AND  TRADE  SECRETS

     4.1     Noncompetition.  In  consideration  of  the Company's entering into
             --------------
this Agreement and the compensation and benefits to be provided by the Company to You hereunder, and further in consideration of Your exposure to proprietary information of the Company, You agree as follows:

(a) Until the date of termination or expiration of this Agreement for any reason (the "Date of Termination") You agree not to enter into competitive endeavors and not to undertake any commercial activity which is contrary to the best interests of the Company or its affiliates, including, directly or indirectly, becoming an employee, consultant, owner (except for passive investments of not more than one percent (1%) of the outstanding shares of, or any other equity interest in, any company or entity listed or traded on a national securities exchange or in an over-the-counter securities market), officer, agent or director of, or otherwise participating in the management, operation, control or profits of (a) any firm or person engaged in the operation of a business engaged in the acquisition of insurance businesses or (b) any firm or person which either directly competes with a line or lines of business of the Company accounting for five percent (5%) or more of the Company's gross sales, revenues or earnings before taxes or derives five percent (5%) or more of such firm's or person's gross sales, revenues or earnings before taxes from a line or lines of business which directly compete with the Company. Notwithstanding any provision of this Agreement to the contrary, You agree that Your breach of the provisions of this Section 4.1(a) shall permit the Company to terminate Your employment for cause.

(b) If Your employment is terminated by You, or by reason of Your Disability, by the Company for cause, or pursuant to a notice of non-renewal of this Agreement, then for one (1) year after the Date of Termination, You agree not to become, directly or indirectly, an employee, consultant, owner (except for passive investments of not more than one percent (1%) of the outstanding shares of, or any other equity interest in, any company or entity listed or traded on a national securities exchange or in an over-the-counter securities market), officer, agent or director of, or otherwise to participate in the management, operation, control or profits of, any firm or person which directly competes with a business of the Company which at the Date of Termination produced any class of products or business accounting for five percent (5%) or more of the Company's gross sales, revenues or earnings before taxes at which the Date of Termination derived five percent (5%) or more of such firm's or person's gross sales, revenues or earnings before taxes. It is expressly agreed and understood that this Section 4.1(b) shall not apply to a public accounting or consulting firm.

(c) You acknowledge and agree that damages for breach of the covenant not to compete in this Section 4.1 will be difficult to determine and will not afford a full and adequate remedy, and therefore agree that the Company shall be entitled to an immediate injunction and restraining order (without the necessity of a bond) to prevent such breach or threatened or continued breach by You and any persons or entities acting for or with You, without having to prove damages, and to all costs and expenses (if a court or arbitrator determines that the Executive has breached the covenant not to compete in this Section 4.1, including reasonable attorneys' fees and costs, in addition to any other remedies to which the Company may be entitled at law or in equity. You and the Company agree that the provisions of this covenant not to compete are reasonable and necessary for the operation of the Company and its subsidiaries. However, should any court or arbitrator determine that any provision of this covenant not to compete is unreasonable, either in period of time, geographical area, or otherwise, the parties agree that this covenant not to compete should be interpreted and enforced to the maximum extent which such court or arbitrator deems reasonable.

     4.2       Confidentiality.  You  shall  not knowingly disclose or reveal to
               ---------------
any unauthorized person, during or after the Term, any trade secret or other confidential information (as outlined in the Indiana Uniform Trade Secrets Act) relating to the Company or any of its affiliates, or any of their respective businesses or principals, and You confirm that such information is the exclusive property of the Company and its affiliates. You agree to hold as the Company's property all memoranda, books, papers, letters and other data, and all copies thereof or therefrom, in any way relating to the business of the Company and its affiliates, whether made by You or otherwise coming into Your possession and, on termination of Your employment, or on demand of the Company at any time, to deliver the same to the Company.

     Any ideas, processes, characters, productions, schemes, titles, names, formats, policies, adaptations, plots, slogans, catchwords, incidents, treatment, and dialogue which You may conceive, create, organize, prepare or produce during the period of Your employment and which ideas, processes, etc. relate to any of the businesses of the Company, shall be owned by the Company and its affiliates whether or not You should in fact execute an assignment thereof to the Company, but You agree to execute any assignment thereof or other instrument or document which may be reasonably necessary to protect and secure such rights to the Company.

5.     MISCELLANEOUS

     5.1     Amendment.  This  Agreement  may be amended only in writing, signed
             ---------
by  both  parties.

     5.2     Entire Agreement.  This Agreement contains the entire understanding
             ----------------
of the parties with regard to all matters contained herein. There are no other agreements, conditions or representations, oral or written, expressed or implied, with regard to the employment of Executive or the obligations of the Company or the Executive. This Agreement supersedes all prior employment contracts and non-competition agreements between the parties.

     5.3     Notices.  Any  notice  required  to  be  given under this Agreement
             -------
shall be in writing and shall be delivered either in person or by certified or registered mail, return receipt requested. Any notice by mail shall be addressed as follows:

     If  to  the  Company,  to:

     Chief  Executive  Officer
     Symons  International  Group,  Inc.
     4720  Kingsway  Drive
     Indianapolis,  Indiana  46205

     If  to  Executive,  to:

     Gregg  Albacete
     ______________________
     ______________________

or to such other addresses as one party may designate in writing to the other party from time to time.

     5.4     Waiver  of  Breach.  Any  waiver by either party of compliance with
             ------------------
any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

     5.5     Validity.  The  invalidity  or unenforceability of any provision of
             --------
this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     5.6     Governing Law.  This Agreement shall be interpreted and enforced in
             -------------
accordance with the laws of the State of Indiana, without giving effect to conflict of law principles.

     5.7     Headings.  The  headings  of  articles  and  sections  herein  are
             --------
included solely for convenience and reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

     5.8     Counterparts.  This  Agreement  may  be  executed  by either of the
             ------------
parties in counterparts, each of which shall be deemed to be an original, but all such counterparts shall constitute a single instrument.

     5.9     Survival.  Company's  obligations under Section 3.1 and Executive's
             --------
obligations under Section 4 shall survive the termination and expiration of this Agreement in accordance with the specific provisions of those Paragraphs and Sections and this Agreement in its entirety shall be binding upon, and inure to the benefit of, the successors and assigns of the parties hereto.

     5.10     Mutuality.  This  Agreement  is mutually binding on Goran and SIG.

     5.11     Miscellaneous.  No  provision  of  this Agreement may be modified,
              -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by You and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior subsequent time.

     IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the _____ day of January, 2000.
                         ("COMPANY")

                         GORAN  CAPITAL  INC.
                         By:__________________________________

                         Title:________________________________


                         SYMONS  INTERNATIONAL  GROUP,  INC.
                         By:__________________________________

                         Title:________________________________

                         GREGG  ALBACETE
                         ("EXECUTIVE")


                         ____________________________

AMENDMENT TO PERSONAL EMPLOYMENT AGREEMENT with an effective date of January 1, 1996.


BETWEEN:          GRANITE  REINSURANCE  COMPANY
LTD.;  A  BODY  POLITIC  AND  CORPORATE DULY INCORPORATED, HAVING ITS OFFICES AT
--------------------------------------------------------------------------------
     BISHOP'S  COURT  HILL,  ST.  MICHAEL,
     -------------------------------------
BARBADOS,  WEST  INDIES;
------------------------
                              (hereinafter  referred  to  as  the  "Company")


AND               G.  GORDON  SYMONS,  EXECUTIVE,
     RESIDING  AT  3  QUEEN'S  COVE,  APT.  B6,
FAIRYLANDS,  PEMBROKE,  BERMUDA,  HM  05;
                              (hereinafter  referred  to  as  the  "Executive")


     WHEREAS the parties hereto are presently governed by a Personal Employment Agreement with an effective date of December 31, 1991, and Amendments to the Personal Employment Agreement dated October 1, 1992 and January 1, 1995 (collectively referred to as the "Agreements");

     AND WHEREAS the parties hereto desire to amend the terms of the Agreement in accordance with the provisions hereof;

     NOW  THEREFORE  be  it  agreed  as  follows:

     2.     REMUNERATION
            ------------
          The provisions of subparagraph 5.1 of the said Personal Employment Agreement shall be amended by Increasing the salary from One Hundred
Thousand  Dollars  ($100,000.00)  per  annum  to  One  Hundred  and  Fifty
Thousand Dollars ($150,000.00) per annum payable in equal monthly installments not in advance.

WHEREOF,  THE  PARTIES  HAVE  SIGNED  HEREIN  BELOW

GRANITE  REINSURANCE  COMPANY  LTD.          EXECUTIVE



Per:  ____________________________________          Per:  ____________________

ADDENDUM  TO  EMPLOYMENT  AGREEMENT


     This Addendum is entered into as of the 1st day of January, 1998 by and between Goran Capital, Inc. ("Goran"), Symons International Group, Inc. ("SIG"), Granite Reinsurance Company Ltd. ("Granite Re") and G. Gordon Symons (the "Chairman") with respect to the following:

     A. The Chairman is the Chairman of the Board of Directors of Goran and SIG and the Chairman of the Board and President of Granite Re;

     B. Granite Re and the Chairman have heretofore entered into that certain
     Personal Employment Agreement dated December 31, 1991 (as amended from time to time, the "Employment Agreement") pursuant to which an annual sum of One Hundred Fifty Thousand Dollars ($150,000) is paid by Granite Re to the Chairman (the "Annual Sum");

C. Granite Re desires to ensure that it continues to receive the benefits enuring to it pursuant to the terms of the Employment Agreement;

     D. Goran desires to ensure that its wholly owned subsidiary, Granite Re, continues to receive the benefits enuring to it pursuant to the terms of the
          Employment  Agreement;  and

E. The parties to the Employment Agreement desire to amend such Employment Agreement consistent with the terms contained herein (including, but not limited to, the provisions of this amendment dealing
          with non-competition) and otherwise ratify and affirm the Employment Agreement.


     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Goran, SIG, Granite Re and the Chairman agree as follows:


1.     Ratification  and  Amendment.   The  parties  to the Employment Agreement
       ----------------------------
hereby reaffirm and modify the Employment Agreement and hereby ratify all existing terms of the Employment Agreement and also amend the provisions of the Employment Agreement to provide that upon the occurrence of a Triggering Event (as defined herein), the sum of One Million One Hundred Twenty-Five Thousand Dollars ($1,125,000) (the "Contract Payment") shall be paid to the Chairman.



2.     Triggering  Event.   A Triggering Event shall occur upon the happening of
       -----------------
any  of  the  following  events:

a.     Granite  Re  shall  fail  to  pay  the  Granite  Re  Obligation;  or
b. There shall occur a "Change of Control" with respect to Goran or SIG. For purposes of this Addendum, a "Change of Control" shall mean the inability of the Symons family to cause the election of a majority of the Board of Directors of Goran or SIG or their respective successors. In the event of a Change of Control, Goran shall comply with the provisions of Sections 1 and 8 hereof.

3.     Payments to Surviving Spouse.   In the event of the death of the Chairman
       ----------------------------
prior to the satisfaction by Granite Re of the Contract Payment, the Annual Sum payments and the Contract Payment shall be made to the Chairman's spouse if she is then surviving, in accordance with the terms of this Addendum.

4.     Noncompetition  Agreement.   As  partial  consideration  of  Granite  Re
       -------------------------
entering  into  this  Addendum,  the  Chairman  agrees  as  follows:

a. The Chairman, from and after the date of this Addendum, shall not compete, in any manner, with Goran or SIG (including the Affiliates of Goran or SIG, as such term "Affiliates" is defined for purposes of the Securities laws of the United States.)

5.     Monthly  Installments.   The  Annual  Sum  shall be paid in equal monthly
       ---------------------
installments.

6.     U.S.  Dollars.   The  payment  of  all amounts hereunder shall be made in
       -------------
United  State  dollars.

7.     Liability.   If  a  Triggering  Event  shall  occur,  Goran and SIG shall
       ---------
become jointly and severally liable with Granite Re for all obligations of Granite Re pursuant to the Employment Agreement or this Addendum. Neither the Employment Agreement nor this Addendum may be amended, canceled, terminated or otherwise revised unless same shall be in writing signed by the parties to the Employment Agreement.

8.     Counterparts.   This  Addendum  may  be  executed  in  any  number  of
       ------------
counterparts,  each  of  which shall be an original; but such counterparts shall
       ---
together  constitute  but  one  and  the  same  instrument.

9.     Full  Force  and  Effect.   Except  as  otherwise  provided  herein,  the
       ------------------------
Employment  Agreement  shall  remain  in  full  force  and  effect.


IN WITNESS WHEREOF, the parties have executed this Addendum as of the day and year first set forth above.

                    "Chairman"

                    ________________________________________
                    G.  Gordon  Symons


                    "Granite  Re"
                    Granite  Reinsurance  Company  Ltd.

                    By:     ________________________________
                         Colin  James

                    "Goran"
                    Goran  Capital  Inc.

                    By:     _________________________________
                         Alan  G.  Symons,  President  and  Chief
                            Executive  Officer

                    "SIG"
                    Symons  International  Group,  Inc.

                    By:     __________________________________
                         Alan  G.  Symons,  Chief  Executive  Officer

CONSULTING  AGREEMENT  with  an  effective  date  of  January  1,  1995


BETWEEN:               GRANITE  REINSURANCE  COMPANY  LTD.,  a  body politic and
corporate duly incorporated, having its office at Bishop's Court Hill, P.O. Box 111, St. Michael, Barbados, West Indies.
(hereinafter  referred  to  as  the  "Company")


AND:               GORAN  MANAGEMENT  LTD.,  a  body  politic and corporate duly incorporated, with offices at Jardine House, 33-35 Reid Street, P.O. Box HM 1752, in the City of Hamilton, Bermuda, HM GX;
(hereinafter  referred  to  as  the  "Consultant")


     WHEREAS the Company is actively engaged internationally in the business of reinsurance and anticipates its premium volume of business for 1995 to be Fifteen Million Untied States Dollars ($15,000,000) U.S.);


     WHEREAS the Consultant has expertise in the field of reinsurance and is desirous of entering into this Agreement with respect to providing international consulting services on demand to the Company to the extent and as requested by the Company;


     WHEREAS the company wishes to engage the services offered by the Consultant and the Consultant is willing to enter into an agreement to provide services on the terms and conditions described herein:



     NOW,  THEREFORE,  BE  IT  AGREED  AS  FOLLOWS:



MEMORANDUM  TO  AMEND/REPLACE  THE  FOLLOWING  AGREEMENT:


BETWEEN:               GRANITE  REINSURANCE  COMPANY  LTD.,
(Granite Re) a body politic and corporate duly incorporated, having its offices at Bishop's Court Hill, St. Michael, Barbados, West Indies;


AND     GORAN  MANAGEMENT  LTD.,  (Goran)  a  body  politic  and  corporate duly incorporated, with offices at Milner House, 18 Parliament Street in the City of Hamilton, Bermuda, HM 12;


     AND


BETWEEN SMART CONSULTANTS, INC., (Smart) a body politic and corporate duly incorporated according to the laws of the State of Nevada, having its registered office at First Interstate Tower, 3800 Howard Hughes Parkway, Suite 1550, in the City of Las Vegas, Nevada, U.S.A. 89109;


AND     GRANITE  REINSURANCE  COMPANY  LTD.,
     (Granite Re) a body politic and corporate duly incorporated, having its offices at Bishop's Court Hill, St. Michael, Barbados, West Indies;


     AND


BETWEEN SMART CONSULTANTS, INC., (Smart) a body politic and corporate duly incorporated according to the laws of the State of Nevada, having its registered office at First Interstate Tower, 3800 Howard Hughes Parkway, Suite 1550, in the City of Las Vegas, Nevada, U.S.A. 89109;


AND SYMONS INTERNATIONAL GROUP, INC., (SIG) a body politic and corporate duly incorporated according to law having its registered offices at 4720 Kingsway Drive in the City of Indianapolis, State of Indiana, U.S.A., 46205;


WHEREAS the parties to these Agreements are desirous of affective certain changes to these Agreements all to take effect as of January 1, 1998, these amendments have been agreed between the parties.

Granite Re/Goran - the provisions of subparagraph 5 of the above Consulting Agreement to be amended to Two Hundred and Fifty Thousand dollars ($250,000) per annum payable in equal monthly installments, effective from January 1, 1998.

Smart/Granite  Re  Agreement  is  cancelled  effective  December  31,  1997.

Smart/SIG,  Inc.  Agreement  is  cancelled  effective  December  31,  1997.

Nothing contained herein has any affect on that Employment Agreement between G. Gordon Symons and Granite Reinsurance Company Ltd.


WHEREOF  THE  PARTIES  HAVE  HERETO  SIGNED


GRANITE  REINSURANCE  COMPANY  LTD.     GORAN  MANAGEMENT  LTD.

______________________________________     ______________________________


SMART  CONSULTANTS,  INC.     SYMONS  INTERNATIONAL  GROUP,  INC.

______________________________________     _____________________________

G.  GORDON  SYMONS

______________________________________








                        ADDENDUM TO CONSULTING AGREEMENT


     This Addendum is entered into as of the 1st day of January, 1998 by and between Goran Capital, Inc. ("Goran"), Symons International Group, Inc. ("SIG"), Granite Reinsurance Company Ltd. ("Granite Re"), Goran Management Bermuda Ltd. ("Goran Bermuda") and G. Gordon Symons (the "Chairman") with respect to the following:

A. The Chairman is the Chairman of the Board of Directors of Goran and SIG and the Chairman of the Board and President of Granite Re;

B. Granite Re and Goran Bermuda have heretofore entered into that certain Consulting Agreement dated January 1, 1995 (as amended from time to time, the "Consulting Agreement") whereby an annual sum of Two Hundred Fifty Thousand Dollars ($250,000) (the "Annual Sum") is paid by Granite Re to Goran Bermuda;

C. Granite Re desires to ensure that it continues to receive the benefit it currently derives from the Consulting Agreement;

D. Goran desires to ensure that its wholly owned subsidiary, Granite Re, continues to receive the benefit it currently derives from the Consulting Agreement; and

E. The parties to the Consulting Agreement desire to amend such Consulting Agreement consistent with the terms contained herein (including, but not limited to, the provisions of this Addendum dealing with non-competition) and otherwise ratify and affirm the Consulting Agreement.

     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Goran, Granite Re, Goran Bermuda and the Chairman agree as follows:

1.          Ratification  and  Amendment.  Granite  Re  and Goran Bermuda hereby
            ----------------------------
reaffirm and modify the Consulting Agreement, and hereby ratify all existing terms of the Consulting Agreement and also amend the provisions of the Consulting Agreement to provide that, upon the occurrence of a Triggering Event (as defined herein), the sum of One Million Eight Hundred Seventy-Five Thousand Dollars ($1,875,000) (the "Contract Payment") shall be paid to Goran Bermuda.




2.     Triggering  Event.  A  Triggering Event shall occur upon the happening of
       -----------------
any  of  the  following  events:

a.     Granite  Re  shall  fail  to  pay  the  Annual  Sum;  or
b. There shall occur a "Change of Control" with respect to Goran or SIG. For purposes of this Addendum, a "Change of Control" shall mean the inability of the Symons family to cause the election of a majority of the Board of Directors of Goran or SIG or their respective successors. In the event of a Change of Control, Goran shall comply with the provisions of Sections 1 and 8 hereof.

3.     Payments  to Surviving Spouse.  In the event of the death of the Chairman
       -----------------------------
prior to the satisfaction by Granite Re of the Contract Payment, the Annual Sum payments and the Contract Payment shall be made to the Chairman's spouse if she is then surviving, in accordance with the terms of this Addendum.

4.     Noncompetition  Agreement.  As  consideration of Granite Re entering into
       -------------------------
this  Addendum,  Goran  Bermuda  agrees  as  follows:

     a. Goran Bermuda, from and after the date of this Addendum, shall not compete, in any manner, with Goran or SIG (including the Affiliates of Goran or SIG, as such term "Affiliates" is defined for purposes of the Securities Laws of the United States.)

5.     Monthly  Installments.  The  Annual  Sum  shall  be paid in equal monthly
       ---------------------
installments.

6.     Counterparts.  This  Addendum  may  be  executed  in  any  number  of
       ------------
counterparts,  each  of  which shall be an original; but such counterparts shall
       ----
together  constitute  but  one  and  the  same  instrument.

7.     U.S.  Dollars.  The  payment  of  all  amounts hereunder shall be made in
       -------------
United  States  dollars.

8.     Liability.  If a Triggering Event shall occur, Goran and SIG shall become
       ---------
jointly and severally liable with Granite Re for all obligations pursuant to the Consulting Agreement or this Addendum. Neither the Consulting Agreement nor this Addendum may be amended, canceled, terminated or otherwise revised unless same shall be in writing signed by the parties to the Consulting Agreement.

9.     Full  Force  and  Effect.  Except  as  otherwise  provided  herein,  the
       ------------------------
Consulting  Agreement  shall  remain  in  full  force  and  effect.
       -




     IN WITNESS WHEREOF, the parties have executed this Addendum as of the day and year first set forth above.

                              "Chairman"


                              ________________________________________
                                               G. Gordon Symons
                                               ----------------


     "Granite  Re"
                              Granite  Reinsurance  Company  Ltd.


                              By:     ___________________________________
                                   Colin  James


                              "Goran  Bermuda"
                              Goran  Management  Bermuda  Ltd.


                              By:    ___________________________________
                                   G.  Gordon  Symons


                              "Goran"
                              Goran  Capital  Inc.


                              By:     ___________________________________
                                   Alan  G.  Symons,  President  and  Chief
                                     Executive  Officer


                              "SIG"
                              Symons  International  Group,  Inc.


                              By:     ___________________________________
                                   Alan  G.  Symons,  Chief  Executive  Officer

                                                                  EXECUTION COPY
                                                                  EXECUTION COPY

                                         CONSULTING AND NONCOMPETITION AGREEMENT

This Consulting and Noncompetition Agreement ("Agreement") is made as of May 23, 2001 by and between Goran Capital Inc., a Canadian corporation, for itself and on behalf of all of its affiliates except Symons International Group, Inc., an Indiana corporation ("SIG") (collectively, "Goran") and Acceptance Insurance Companies Inc., a Delaware corporation, for itself and on behalf of all of its affiliates and assignees (collectively, "Purchaser"). Capitalized terms used in this Agreement and not otherwise defined herein shall have the meanings ascribed to them in the Asset Purchase Agreement (the "Asset Purchase Agreement") dated as of May 23, 2001 by and among Goran, SIG, IGF Holdings, Inc., an Indiana corporation ("IGFH"), IGF Insurance Company, an Indiana insurance corporation ("IGF"), Acceptance and others.
WHEREAS, pursuant to the Asset Purchase Agreement the Sellers sold and Purchaser purchased certain assets associated with the Business;
WHEREAS, Goran is highly knowledgeable regarding the Business, has been involved in the direction and conduct of the Business for more than five years and is also highly knowledgeable regarding the Business of Sellers as generally conducted by them throughout the 2001 MPCI Crop Year and the 2001 Crop Hail Year (the "Sellers Business");
WHEREAS, Purchaser desires to induce Goran to provide Purchaser certain consulting services between the Closing and the third anniversary date of the Closing;
WHEREAS, Purchaser desires to induce Goran not to engage in the Business in any form prior to the third anniversary date of the Closing; and
WHEREAS, Goran and Purchaser jointly desire that Goran receive reasonable compensation (i) for its provision of consulting services to Purchaser and (ii) for agreeing not to engage in the Business in any form prior to the third anniversary date of the Closing.
NOW,  THEREFORE,  Goran  and  Purchaser  hereby  agree  as  follows:
     1.     Confidential  Information.
(a)     Goran  acknowledges  that:
(i) The Business is a specialized form of insurance in a national market not capable of geographic description or limitation; and
(ii) Because of the nature of Goran's knowledge, experience and relationships with respect to the Business, Goran has and will continue to receive, conceive, originate, discover or develop, information and data not generally known in the insurance industry and not freely available to persons who are not providing services to Sellers, regarding Sellers' agents, reinsurers, underwriting practices and experience, business operations, legal and regulatory affairs, business opportunities, procedures, policies, products, services, customer lists, financial data, pricing, trade secrets, management, market research and forecasts, product development, marketing strategy and activities and other operations, plans and perspectives of Sellers (collectively, "Confidential Information"). All such Confidential Information pertaining to the Business which is received, conceived, originated, discovered or developed at and before Closing shall be deemed "Proprietary Confidential Information" for purposes of this Agreement. All such Confidential Information other than Proprietary Confidential Information regardless of when received, conceived, originated, discovered or developed shall be deemed "Nonproprietary Confidential Information" for purposes of this Agreement.
(b) Goran agrees that it will not use or disclose Proprietary Confidential Information at any time during or after termination of this Agreement and that it shall not use or disclose Nonproprietary Confidential Information at any time during the term of this Agreement.
     2.     Noncompetition.
(a) From the Closing until the third anniversary date of the Closing, Goran will not directly or indirectly:
(i) solicit, divert or interfere with any business, financial, insurance or other relationships which Sellers had, with respect to the Business, prior to Closing with any customer, agent, employee, vendor or reinsurer of Sellers prior to Closing, and which relationship Purchaser has not terminated; or
(ii) induce or attempt to induce any customer, agent, employee, vendor or reinsurer of Sellers, with respect to the Business immediately prior to Closing, to terminate, reduce or alter their relationship with Purchaser in any way detrimental to Purchaser; or
(iii) compete with Purchaser as an employer, agent, owner, resource, consultant or advisor to any entity providing products, services or advice directly related to any agricultural production risk or otherwise conducting Business.
(b) Notwithstanding any other provision of this Agreement or any other contract, agreement or understanding of any kind whatsoever, Goran shall automatically and immediately forfeit all consideration paid or to be paid to it by Purchaser under this Agreement if it enters into any business, employment or other arrangement or activity that is detrimentally competitive the Business purchased by Purchaser pursuant to the Asset Purchase Agreement, or injurious to the financial interests of the Business purchased by Purchaser pursuant to the Asset Purchase Agreement, at any time prior to the third anniversary date of the Closing.
     3.     Consulting  Services.  Goran  hereby  agrees  to  be  available  to
            --------------------
Purchaser as reasonably requested by Purchaser, but in no event for more than 20 hours in any given calendar month, for the provision of consulting services related to the operation of the Business commencing on the date of the Closing and continuing until the third anniversary date of the Closing (the "Consulting Term").
4.     Additional  Payment.  For  and  in  consideration  of  Goran's execution,
       -------------------
delivery and performance of this Agreement and subject to Paragraph 2 of this Agreement, Purchaser will pay Goran Four Million Five Hundred Thousand Dollars ($4,500,000) at Closing.
5.     Assignment  and Binding Effect.  Goran may not transfer in any manner any
       ------------------------------
right to receive any portion of the consideration stated in Paragraph 4 of this Agreement ("Consideration"). Goran hereby consents to Purchaser's assignment of all of Purchaser's rights and obligations under this Agreement to any of Purchaser's affiliates or successors. This Agreement shall be and remain binding upon Goran and shall inure to the benefit of any successors in interest and assigns of Purchaser.
6.     Remedies.  Goran  and  Purchaser  agree  the  restrictions  contained  in
       --------
paragraphs 1 and 2 under this Agreement are necessary for the protection of the legitimate business interests and goodwill of the Business purchased by Purchaser pursuant to the Asset Purchase Agreement, and Goran considers such restrictions to be reasonable for such purposes. Goran agrees that any breach of paragraph 1 or 2 will cause Purchaser substantial and irrevocable damage. In the event of any such breach, in addition to such other remedies as may be available, including the recovery of damages, Purchaser shall have the right to injunctive relief to restrain or enjoin any actual or threatened breach of the provisions of paragraphs 1 and 2. If Purchaser shall prevail in a legal proceeding to remedy a breach or threatened breach of this Agreement, Purchaser shall be entitled to recover reasonable attorneys' fees and costs incurred in connection with such proceeding, in addition to any other relief it may be granted. No remedy conferred upon any party by this Agreement is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and in addition to any other remedy given hereunder. The failure to enforce any of the provisions of this Agreement shall not be construed as a waiver of such provisions. A waiver or failure to enforce by Purchaser on any one occasion is effective only in that instance, and will not be construed as a bar to, or waiver of, any right on any other occasion.
7.     Applicable  Law.  This  Agreement,  or  any  portion  thereof,  shall  be
       ---------------
interpreted  in  accordance  with the laws of the State of Iowa, irrespective of the fact that Goran now is or may become organized in a different state or country.
8.     Severability.  If  any  provision(s)  of  this  Agreement  shall  be held
       ------------
invalid or unenforceable, the validity and enforceability of all other provisions of this Agreement shall not be affected thereby.
9.     Entire  Agreement.  This  Agreement  supersedes  all prior agreements and
       -----------------
understandings between Goran and Purchaser concerning the subject matter hereof. When this Agreement becomes effective it shall contain the entire agreement of Purchaser and Goran relating to the subject matter hereof, and Purchaser and Goran will have made no agreements, representations or warranties relating to the subject matter of this Agreement that are not set forth herein.
10.     Effectiveness  and  Termination.  This Agreement is conditioned upon and
        -------------------------------
effective at Closing. If the Asset Purchase Agreement is terminated pursuant to its terms and conditions, this Agreement shall terminate concurrently with the Asset Purchase Agreement.

Dated  this  23rd  day  of  May,  2001.


          GORAN  CAPITAL  INC.


          By:
          Name:
          Title:

          ACCEPTANCE  INSURANCE  COMPANIES  INC.


          By:
          Name:  John  E.  Martin
               ------------------
          Title:  President  and  Chief  Executive  Officer
                -------------------------------------------

                       GRANITE REINSURANCE COMPANY LIMITED
                  /ACCEPTANCE CROP HAIL RETROCESSION AGREEMENT


THIS RETROCESSION AGREEMENT ("Crop Hail Agreement") is made and entered into as of May 23, 2001 by and between Acceptance Insurance Company, a Nebraska domestic insurance company ("Acceptance") and Granite Reinsurance Company Limited, a Barbados insurance company ("Granite").
                              W I T N E S S E T H :
WHEREAS, affiliates of Acceptance and others have entered into a certain Asset Purchase Agreement (the "Asset Purchase Agreement") dated as of May 23, 2001; and
WHEREAS, in conjunction with the Asset Purchase Agreement, Acceptance and others entered into a certain IGF/Acceptance Retrocession Agreement and an IGF/Acceptance Quota Share Reinsurance Agreement, both dated as of May 23, 2001 and attached hereto ("Acceptance's Assumption Agreements"); and WHEREAS, subject to the terms and conditions set forth in this Crop Hail Agreement, Acceptance desires to cede to Granite and desires to accept from Acceptance and to reinsure 100% of all risks reinsured by Acceptance under Acceptance's Assumption Agreements except MPCI risks reinsured by the Federal Crop Insurance Corporation and located within the United States ("Reinsured Contracts").
NOW, THEREFORE, in consideration of the premises and the mutual promises of the parties hereto, they hereby covenant and agree as follows:
                                    ARTICLE I

                                 EFFECTIVE TIME
This Crop Hail Agreement shall be effective as of 12:01 a.m. Eastern Standard Time ("Effective Time") on the date of the Closing as defined in the Asset Purchase Agreement. If the Asset Purchase Agreement is terminated pursuant to its terms and conditions, this Retrocession Agreement shall terminate concurrently with the Asset Purchase Agreement and never shall be effective.
                                   ARTICLE II

                REINSURED OBLIGATIONS; REPRESENTATIONS OF PARTIES
SECTION 2.01. DESCRIPTION OF REINSURED OBLIGATIONS. Subject to the provisions of this Crop Hail Agreement, Acceptance hereby assigns, transfers, sets over, cedes and reinsures to Granite, and Granite hereby reinsures on a 100% quota share basis from Acceptance, all liabilities and obligations for losses associated with the Reinsured Obligations.
SECTION 2.02. REPRESENTATIONS. Granite represents, to the best of its knowledge and belief, that as of the Effective Time:
(a) Granite is a corporation duly organized and validly existing in good standing under the laws of Barbados. Granite has the corporate power and authority to carry on their business substantially as it is now being conducted.
     (b) Granite has the requisite corporate power and authority to take, and has taken, all corporate action necessary to execute and deliver this Crop Hail Agreement, and to consummate the transactions contemplated hereby. This Crop Hail Agreement has been validly executed and delivered by Granite, and is a valid and binding agreement, enforceable against Granite in accordance with its terms.
SECTION 2.03. REPRESENTATIONS. Acceptance represents, to the best of its knowledge and belief, that as of the Effective Time:
(a) Acceptance is a corporation duly organized and validly existing in good standing under the laws of the State of Nebraska and is an authorized insurer in Nebraska and has the corporate power and authority to carry on its business substantially as it is now being conducted.
(b) Acceptance has the requisite corporate power and authority and has taken all corporate action necessary to execute and deliver this Agreement and to consummate the transactions contemplated hereby. This Agreement has been validly executed and delivered and is a valid and binding agreement of Acceptance, enforceable against Acceptance in accordance with its terms.
SECTION 2.04. QUOTA SHARE BASIS. The parties acknowledge and agree that the reinsurance provided herein is on a 100% quota share basis. Granite agrees to assume all obligations and liabilities of Acceptance under the Reinsured Contracts, subject, however, to the same rights, offsets, counterclaims, cross-actions and defenses that are or may be possessed by the parties. It is expressly understood that no such offsets, counterclaims, cross-actions or defenses are or shall be waived, but that the same are expressly preserved and that the parties shall be duly subrogated thereto, whether the same be known to exist or are hereafter discovered.
                                   ARTICLE III

                                   INSOLVENCY
SECTION  3.01.  INSOLVENCY.
(a) In the event of the insolvency of Acceptance, it is agreed that the liquidator, receiver, conservator or statutory successor of Acceptance shall give written notice to Granite of the pendency of a claim against Acceptance indicating the policy reinsured which claim would involve a possible liability on the part of Granite within a reasonable time after such claim is filed in the conservation or liquidation proceeding or in the receivership, and that during the pendency of such claim, Granite may investigate such claim and interpose, at its own expense, in the proceeding where such claim is to be adjudicated, any defense or defenses that it may deem available to Acceptance or its liquidator, receiver, conservator or statutory successor. The expense thus incurred by Granite shall be chargeable, subject to the approval of the Court, against Acceptance as part of the expense of conservation or liquidation to the extent of a pro rata share of the benefit which may accrue to Acceptance solely as a result of the defense undertaken by Granite.
(b) It is further understood and agreed that, in the event of the insolvency of Acceptance, the reinsurance under this Agreement shall be payable directly by Granite to Acceptance or to its liquidator, receiver or statutory successor, except (1) where this Agreement specifically provides another payee of such reinsurance in the event of the insolvency of Acceptance or (2) where Granite with the consent of the direct insured or insureds has assumed such policy obligations of Acceptance as direct obligations of Granite to the payees under such policies and in substitution for the obligations of Acceptance to such payees.
                                   ARTICLE IV
     CONSIDERATION  FOR  RETROCESSION  CONTRACTS
SECTION 4.01. CONSIDERATION. For and in consideration for this Retrocession Agreement Acceptance will remit to Granite all gross written premium with respect to the Reinsured Contracts, and Acceptance shall be deemed to have a fiduciary responsibility to Granite with respect to all such premium. Written premium with respect to the Reinsured Contracts paid to Acceptance before the Effective Time will be remitted to Granite on the date of the Closing. All gross written premiums with respect to the Reinsured Contracts paid to Acceptance after Closing will be remitted to Granite not less often than once each month.
SECTION 4.02. COMMISSION AND TAXES. Acceptance's Assumption Agreements contain clauses that recover for companies ceding to Acceptance under such agreements all commissions due independent agents, premium tax paid or due and payable and all amounts due for bureau, boards and fees to associations. To the same extent that these amounts are deducted or paid then the net premium payable under this Crop Hail Agreement will be reduced accordingly.
SECTION 4.03. LOSS ADJUSTMENT AND CLAIMS SETTLEMENT COSTS. Acceptance will manage and administrate the claims handling on behalf of companies ceding to Acceptance under Acceptance's Assumption Agreements. The cost associated thereto as per the Management and Service Agreement entered into as of May 23, 2001 by and between Acceptance and IGF Insurance Company.
                                    ARTICLE V

                                    LIABILITY
SECTION 5.01. PAYMENT OF CLAIMS AND BENEFITS. From and after the Effective Time, Granite shall be responsible for (a) paying all losses due under the Reinsured Contracts in accordance with the terms of thereof; (b) paying all premium refunds with respect to premiums received under the Reinsured Contracts; and (c) paying all expenses in connection with the investigations, adjustment, appraisal or settlement of all claims under the Reinsured Contracts on or after the Effective Time.
SECTION 5.02. ACTIONS ON OR AFTER EFFECTIVE TIME. If any legal or regulatory actions are threatened or filed in connection with any of the Reinsured Contracts on or after the Effective Time, the parties agree to provide each other with prompt notice thereof, within such time period as would allow the appropriate party the opportunity to answer, appear or to take any action necessary or to avoid a default judgment. The parties agree to cooperate with each other with respect to any such legal or regulatory actions, whether threatened or actual.
SECTION 5.03. TAXES. Acceptance shall retain full responsibility for any tax liability relating to the Reinsured Contracts for all taxable periods or portions thereof.
                                   ARTICLE VI

                              ERRORS AND OVERSIGHTS
     Each party to this Retrocession Agreement will act reasonably to comply with its terms. Clerical errors and oversights occasioned in good faith in carrying out this Retrocession Agreement will not prejudice either party and will be rectified promptly on an equitable basis.
                                   ARTICLE VII

                                   ARBITRATION
SECTION  7.1  COMPULSORY  ARBITRATION.
(a) The parties intend this article to be enforceable in accordance with the Federal Arbitration Act (9 U.S.C. Section 1, et seq.), including any amendments to that Act which are subsequently adopted, notwithstanding any other choice of law provision set forth in this Agreement. In the event that either party refuses to submit to arbitration as required herein, the other party may request a United States Federal District Court to compel arbitration in accordance with the Federal Arbitration Act. Both parties consent to the jurisdiction of such court to enforce this article and to confirm and enforce the performance of any award of the arbitrators.
(b) Any dispute or other matter in question between Granite and Acceptance arising out of or relating to the formation, interpretation, performance, or breach of this Agreement, whether such dispute arises before or after termination of this Agreement, shall be resolved by arbitration if the parties are unable to resolve the dispute through negotiation. Arbitration shall be initiated by the delivery of a written demand for arbitration by one party to the other.
     SECTION  7.2.  PROCEDURE.
(a) Each party shall appoint an individual as arbitrator and the two so appointed shall then appoint an umpire. If either party refuses or neglects to appoint an arbitrator within forty-five (45) days after the initial delivery of the demand for arbitration, the other party may appoint the second arbitrator. If the two arbitrators do not agree on an umpire within forty-five (45) days of their appointment, the parties shall petition the American Arbitration Association to appoint an umpire with the qualifications set forth below. The arbitrators shall be active or retired officers of insurance or reinsurance companies or Lloyd's of London Underwriters or reinsurance brokers; the arbitrators shall not have a personal or financial interest in the result of the arbitration.
(b) The arbitration hearing shall be held in Omaha, Nebraska or such other place as may be mutually agreed. Each party shall submit its case to the arbitrators within forty-five (45) days of the selection of the umpire or within such longer period as may be agreed by the arbitrators. The arbitrators shall not be obliged to follow judicial formalities or the rules of evidence except to the extent required by law of the state of New York; they shall make their decisions according to the practice of the reinsurance business. The decision rendered by a majority of the arbitrators shall be final and binding on both parties. Such decision shall be a condition precedent to any right of legal action arising out of the arbitrated dispute which either party may have against the other. Judgment upon the award rendered may be entered in any court having jurisdiction thereof. Both parties shall abide by the final decision of such Court or of any appellate court in the event of an appeal.
(c) Except as provided above, arbitration shall be based, insofar as applicable, upon the Commercial Arbitration Rules of the American Arbitration Association.
SECTION 7.3. COSTS. Each party shall bear its own costs in connection with any such arbitration including, without limitation, all legal, accounting, and any other professional fees and expenses, the fees and expenses of its own arbitrator, and all other costs and expenses each party incurs to prepare for such arbitration. Other than set forth above, each side shall pay one-half of the fee and expenses of the umpire, and one-half of the other expenses that the parties jointly incur directly related to the arbitration proceeding.
                                  ARTICLE VIII

                                   TERMINATION
SECTION 8.01. TERMINATION DATE. This Agreement can only be terminated by mutual consent.
SECTION 8.02. APPROVALS. If the approval of any state insurance department is necessary for the effectiveness of this Retrocession Agreement, the parties will cooperate and use their best efforts to obtain such approvals.
SECTION 8.03. COSTS OF TERMINATION. If this Retrocession Agreement is terminated pursuant to Section 8.01, neither party shall be liable to the other for any costs, expenses, causes of actions, fees or claims of any type due with respect to such termination.
                                   ARTICLE IX

                       REGULATORY COMPLIANCE AND APPROVALS
SECTION 9.01. COMPLIANCE. The parties agree to comply with all laws, regulations or directions of appropriate state insurance departments with regard to (a) any notification to policyholders under the Reinsured Contracts (including without limitation all content, description, timing or other requirements), (b) this Retrocession Agreement and (c) all service requirements to policyholders under the Reinsured Contracts.
SECTION 9.02. REGULATORY APPROVALS. The parties agree that where formal approval is required by any state insurance regulatory agency, this Retrocession Agreement shall not be effective as to any and all Reinsured Contracts in effect in such state until such approval is obtained.
                                    ARTICLE X

                                 CONFIDENTIALITY
SECTION 10.01. CONFIDENTIAL INFORMATION. During the course of performance under this Retrocession Agreement, the parties and their respective agents, employees and representatives will obtain or have access to certain proprietary or confidential information. The parties undertake and covenant, one to the other, that they will, and they will cause their respective agents, employees and representatives to, maintain the confidential information in a confidential manner in accordance with applicable local, state or federal laws, and in accordance with this Retrocession Agreement.
                                   ARTICLE XI

                             RELATIONSHIP OF PARTIES
SECTION 11.01. NO EMPLOYMENT RELATIONSHIP. The relationships between the parties hereto shall be that of independent contractors. Nothing herein shall be construed to create the relationship of employer and employee between the parties or any of their respective agents or employees.
                                   ARTICLE XII

                                OTHER PROVISIONS
SECTION 12.01. PARAGRAPH HEADINGS. The headings of the provisions of this Retrocession Agreement are for reference purposes and have no legal force or effect.
SECTION 12.02. GOVERNING LAW. This Retrocession Agreement shall be construed and interpreted according to the laws of the State of Iowa.
SECTION 12.03. OTHER ACTIONS. The parties will use their best efforts to cause the reinsurance contemplated under this Retrocession Agreement to be consummated and approved by all necessary regulatory bodies and to do such further acts, matters and deeds, and execute any and all additional instruments and agreements, that may be mutually agreed as necessary or reasonably required in order to carry this Retrocession Agreement into full effect.
SECTION 12.04. COUNTERPARTS; FACSIMILE SIGNATURES. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. For purposes of this Agreement, facsimile signatures shall be deemed originals, and the parties agree to exchange original signatures as promptly as possible.
SECTION 12.05. SET OFF. Granite and Acceptance shall have the right to offset any balance or amounts due from one party to the other under the terms of this Agreement. The party asserting the right of offset may exercise such right any time whether the balances due are on account of premiums or losses or otherwise.
SECTION 12.06. NOTICES. Until otherwise notified, all formal notices, requests, demands and other communications between the parties shall be directed to the parties at their respective addresses as follows:
     If  to  Reinsurer:
Acceptance  Insurance  Company
535  West  Broadway
Council  Bluffs,  Iowa  51503
Attn:  President
     If  to  Ceding  Companies:
IGF  Insurance  Company
4720  Kingsway  Drive
Indianapolis,  Indiana  46205
Attn:  President
SECTION 12.07. ASSIGNMENT. This Retrocession Agreement is not assignable by either party without prior written consent of the other party and, where required, the prior approval of any appropriate state insurance department. Neither party's consent under this Section shall be unreasonably withheld.
SECTION 12.08. WAIVER. Failure of Reinsurer or Ceding Companies to enforce any of its rights or remedies under this Retrocession Agreement shall not constitute a waiver of such rights or remedies exercisable hereunder.
SECTION 12.09. SEVERABILITY. If any provision of this Retrocession Agreement should be determined to be invalid or otherwise unenforceable under law, the remainder of this Retrocession Agreement shall not be affected thereby.
SECTION 12.10. AGREEMENT BINDING. This Retrocession Agreement is binding upon the parties hereto, their respective representatives, successors and assigns.
SECTION 12.11. MULTIPLE COPIES. This Retrocession Agreement may be executed in multiple copies, and each shall have the same force and effect of the original.
     SECTION 12.11 JOINT AND SEVERAL LIABILITY. All rights and obligations of the Ceding Companies created under the terms of this Retrocession Agreement shall be joint and several.
SECTION 12.12. INTEREST. Interest on the balance due and payable that is not paid when due, shall, in addition to the amount due, incur and pay interest on the amount due at 1 % per month on part thereof.
     IN WITNESS WHEREOF, this Retrocession Agreement has been duly executed. CEDING COMPANIES:
IGF INSURANCE COMPANY, for itself and for CONTINENTAL CASUALTY INSURANCE COMPANY By
Name
Title

REINSURER:
ACCEPTANCE  INSURANCE  COMPANY
By
Name
Title  __________________________________





MPCI STOP LOSS REINSURANCE CONTRACT
TABLE OF CONTENTS

ARTICLE
-----------------------------------
                                     Preamble
1 . . . . . . . . . . . . . . . . .  Term
2 . . . . . . . . . . . . . . . . .  Season
3 . . . . . . . . . . . . . . . . .  Business Covered
4 . . . . . . . . . . . . . . . . .  Territory
5 . . . . . . . . . . . . . . . . .  Exclusions
6 . . . . . . . . . . . . . . . . .  Reinsuring
7 . . . . . . . . . . . . . . . . .  Extra Contractual Obligations
8 . . . . . . . . . . . . . . . . .  Excess of Original Policy Limits
9 . . . . . . . . . . . . . . . . .  Definitions
10. . . . . . . . . . . . . . . . .  Notice of Loss and Loss Settlements
11. . . . . . . . . . . . . . . . .  Premium
12. . . . . . . . . . . . . . . . .  Net Retained Lines
13. . . . . . . . . . . . . . . . .  Offset
14. . . . . . . . . . . . . . . . .  Access to Records
15. . . . . . . . . . . . . . . . .  Errors and Omissions
16. . . . . . . . . . . . . . . . .  Currency
17. . . . . . . . . . . . . . . . .  Arbitration
18. . . . . . . . . . . . . . . . .  Service of Suit
19. . . . . . . . . . . . . . . . .  Insolvency
                                     ATTACHMENTS
                                     --------------------------------------------------------------------------
                                     Nuclear Incident Exclusion Clause - Physical Damage - Reinsurance - U.S.A.
                                     Nuclear Incident Exclusion Clause - Physical Damage - Reinsurance - Canada




     16

                       MPCI STOP LOSS REINSURANCE CONTRACT
                   (hereinafter referred to as the "Contract")
In consideration of the mutual covenants hereinafter contained and subject to all the terms and conditions hereinafter set forth
                        GRANITE REINSURANCE COMPANY, LTD.

                    (hereinafter referred to as "Reinsurer ")

                    do hereby indemnify, as herein provided,
                       ACCEPTANCE INSURANCE COMPANIES INC.
                   (hereinafter referred to as the "Company" )
Wherever the word "Company" is used in this Contract, such term shall be held to include any and/or all of the subsidiary companies which are or may hereafter come under the management of the Company, provided that notice be given to the Reinsurer of any such subsidiary companies which may hereafter come under the management of the Company as soon as practicable, with full particulars as to how such acquisition is likely to affect this Contract.
                                    ARTICLE 1
TERM
This Contract shall become effective as of July 1, 2000 and shall remain in full force and effect with respect to all Covered Business risks in force or attaching from that date through June 30, 2005.
The Reinsurer shall be responsible for all losses in progress at June 30, 2005 in the same manner and to the same extent it would have been responsible had the Contract expired or terminated the day following the conclusion of the loss in progress.
                                    ARTICLE 2
SEASON
The Season commences on July 1 of each year and continues through June 30 of the following year.
                                    ARTICLE 3
BUSINESS  COVERED
This Contract shall indemnify the Company, as set forth in the Reinsuring Article, in respect of the liability which may accrue to the Company under all policies, bonds, binders, certificates, contracts of insurance or reinsurance, co-insurance or co-indemnity, or other evidences of liability (hereinafter referred to as "policy(ies)" and/or "bond(s)", oral or written, issued or renewed before or after the effective time and date hereof, issued by or contracted for by the Company in respect of all business classified by the Company as Multi-Peril Crop Insurance (MPCI) business, as defined and reinsured by the FCIC and issued by the Company, IGF Insurance Company or Continental Casualty Company. This Contract shall also indemnify the Company, as set forth in Part II of Article 6, in respect of the indemnification obligations to the Company of IGF Insurance Company and IGF Holdings, Inc. under Article IX of that certain Asset Purchase Agreement dated as of May 23, 2001 ("APA"), but the Reinsurer shall not be liable for more than $36,400,000 minus the aggregate amounts paid to the Company pursuant to Article IX of the APA by IGF Insurance Company or IGF Holdings, Inc. in the aggregate under this sentence and such Part II; provided, however, that such aggregate dollar limitation on such liabilities shall not apply with respect to an indemnification obligation arising from or related to actual fraud committed by IGF Insurance Company, IGF Holdings, Inc. or the Reinsurer.
                                    ARTICLE 4
TERRITORY
This Contract shall apply only to risks located in the United States of America.
                                    ARTICLE 5
EXCLUSIONS
This  Contract  shall  not  apply  to  and  specifically  excludes:
1. Any loss or damage which is occasioned by war, invasion, hostilities, acts of foreign enemies, civil war, rebellion, insurrection, military or usurped power, or martial law or confiscation by order of any government or public authority, but not excluding loss or damage which would be covered under a standard policy form containing a standard war exclusion clause.
2. All liability of the Company excluded by the following clauses attached hereto:
(a)     Nuclear  Incident  Exclusion  Clause  -  Physical Damage - Reinsurance -
U.S.A.
(b)     Nuclear  Incident  Exclusion  Clause  -  Physical Damage - Reinsurance -
Canada.
3.     Risks  not  reinsured  by  FCIC.
4. This Contract excludes all liability of the Company arising by contract, operation of law, or otherwise, from its participation or membership, whether voluntary or involuntary, in any insolvency fund. "Insolvency fund" includes any guaranty fund, insolvency fund, plan, pool, association, fund or other arrangement, howsoever denominated, established or governed, which provides for any assessment of or payment or assumption by the Company of part or all of any claim, debt, charge, fee, or other obligation of an insurer, or its successors or assigns, which has been declared by any competent authority to be insolvent, or which is otherwise deemed unable to meet any claim, debt, charge, fee or other obligation in whole or in part.
5. Loss adjustment expense. For the purposes of this Contract, the term "loss adjustment expense" shall mean all loss adjustment expenses incurred by the Company, as defined by the FCIC.

                                    ARTICLE 6
REINSURING
Part  I:          The Reinsurer shall be liable for 100% of the subject ultimate
-------
net  loss  in  excess  of:
1. 140%, but not greater than 150%, of the Company's subject net retained premium income for each crop year.
2. The liability of the Reinsurer for the term of the treaty shall not exceed $40,000,000 in all without the payment of additional premium equal to a rate of 5% of subject net retained premium income for each year unearned.
Part  II:          In  addition,  the  Reinsurer  shall be jointly and severally
--------
liable  to  the Company, to the same extent and on the same terms and conditions
----
that IGF Insurance Company and IGF Holdings, Inc. shall be liable to the Company, against all damages, losses, liabilities, costs and expenses of every kind whatsoever incurred or suffered by the Company that result from, relate to or arise out of those matters specified by Article IX of the APA. Notwithstanding any other provision of this Contract, however, the Reinsurer shall not be liable to the Company under this Part II in excess of an aggregate of $36,400,000 minus the aggregate amounts paid to the Company pursuant to
Article IX of the APA by IGF Insurance Company or IGF Holdings, Inc. in the aggregate under Article 3 and this Part II; provided, however, that such aggregate dollar limitation on such liabilities shall not apply with respect to an indemnification obligation arising from or related to actual fraud committed by IGF Insurance Company, IGF Holdings, Inc. or the Reinsurer.

                                    ARTICLE 7
                                    ---------
EXTRA  CONTRACTUAL  OBLIGATIONS
This Contract shall not protect the Company within the limits hereof, where the ultimate net loss includes any extra contractual obligations. The term "extra contractual obligations" is defined as those liabilities not covered under any other provision of this Contract and which arise from the handling of any claim on business covered hereunder, such liabilities arising because of, but not limited to, the following: failure by the Company to settle within the policy limit, or by reason of alleged or actual negligence, fraud, or bad faith in rejecting an offer of settlement or in the preparation of the defense or in the trial of any action against its insured or reinsured or in the preparation or prosecution of an appeal consequent upon such action.
The date on which any extra contractual obligation is incurred by the Company shall be deemed, in all circumstances, to be the date of the original disaster and/or casualty.
                                    ARTICLE 8
                                    ---------
EXCESS  OF  ORIGINAL  POLICY  LIMITS
This Contract shall not protect the Company, within the limits hereof, in connection with ultimate net loss in excess of the limit of its original policy, such loss in excess of the limit having been incurred because of failure by it to settle within the policy limit or by reason of alleged or actual negligence, fraud, or bad faith in rejecting an offer of settlement or in the preparation of the defense or in the trial of any action against its insured or reinsured or in the preparation or prosecution of an appeal consequent upon such action. For the purpose of this Article, the word "loss" shall mean any amounts for which the Company would have been contractually liable to pay had it not been for the limit of the original policy.
                                    ARTICLE 9
                                    ---------
DEFINITIONS
A. The term "ultimate net loss" as used in this Contract shall mean the ratio of the net retained premium income into the net retained loss. An example of the calculation is as follows: net retained premium income equals $100 and the net retained loss equals $150 resulting in the calculation of $150 divided by $100 which equals 150%.
B. The term "subject ultimate net loss" as used in this Contract shall mean the subject net retained premium on business the subject of this Contract, classified by the Company as MPCI.
C. The term "net retained premium income" as used in this Contract shall mean gross premium income on Covered Business, less cessions to the FCIC's Assigned Risk, Developmental and Commercial Funds.
D.     The  term  "subject net retained premium income" as used in this Contract shall mean the net retained premium on Covered Business the subject of this Contract, classified by the Company as MPCI.
E. The term "net retained loss" as used in this Contract shall mean the gross losses less all cessions to the FCIC's Assigned Risk and Developmental and Commercial Funds.
                                   ARTICLE 10
                                   ----------
NOTICE  OF  LOSS  AND  SETTLEMENTS
The Company shall give notice to the Reinsurer, as soon as reasonably practicable in the event ultimate net losses are likely to result in a claim being made upon the Reinsurer, based upon a reasonable estimate of the Company's subject net retained premium income, and the Company shall keep the Reinsurer advised of all subsequent developments.
The Reinsurer agrees to abide by the loss settlements of the Company, such settlements to be construed as satisfactory proof of loss. Amounts falling to the share of the Reinsurer shall be immediately payable to the Company by the Reinsurer upon reasonable evidence of the amount paid or to be paid by the Company being presented to the Reinsurer.
Should the ultimate net loss of the Company exceed the Company's estimated retention prior to the time that the subject net retained premium income of the Company is known, the Reinsurer shall make provisional settlement based on a reasonable estimate of the subject net retained premium income. Any provisional settlement shall be adjusted when the Company 's actual subject net retained premium income is known.
In addition, the Company shall provide information regarding potential loss developments on July 15, August 30 and October 15 of each year, or as soon as information is available.
INTEREST  EXPENSE
From the date following 10 days after demand by the Company for payments due under this clause, the amount outstanding shall bear interest at the rate of 1 % per month or part thereof until paid.
Should Company withhold money due Reinsurer that is in excess of an actual paid loss, or should the Reinsurer pay to the Company any amount greater than the actual paid loss, or should Company withhold any amount pursuant to Part II of
Article 6, the amount in excess of such actual paid losses, or in excess of sums properly due under Part II of Article 6, shall be repaid or paid to Reinsurer including interest thereon at the rate of 1 % per month or part thereof from the date such excess amount was paid or withheld until full payment hereunder including interest.
                                   ARTICLE 11
                                   ----------
PREMIUM
A.     The  Company  will  pay  the  Reinsurer  a minimum and deposit premium of
$6,000,000 at the signing of this treaty for the crop year 2001 and 2002 and shall pay a minimum deposit premium of $3,000,000 on January 1, 2003, a minimum deposit of $3,000,000 on January 1, 2004 and a minimum deposit of $3,000,000 on January 1, 2005.
B. Within 30 days following the end of the calendar year the Company shall provide any other information which the Reinsurer may require to prepare their Annual Statement which is reasonably available to the Company.
                                   ARTICLE 12
                                   ----------
NET  RETAINED  LINES
This Contract applies only to that portion of any policy which the Company retains net for its own account (prior to deduction of any underlying reinsurance specifically permitted in this Contract), and in calculating the amount of any loss hereunder and also in computing the amount or amounts in excess of which this Contract attaches, only loss or losses in respect of that portion of any policy which the Company retains net for its own account shall be included.
The amount of the Reinsurer' liability hereunder in respect of any loss or losses shall not be increased by reason of the inability of the Company to collect from any other reinsurer(s), whether specific or general, any amounts which may have become due from such reinsurer(s), whether such inability arises from the insolvency of such other reinsurer(s) or otherwise.
                                   ARTICLE 13
                                   ----------
OFFSET
The Company and the Reinsurer shall have the right to offset any balance or amounts due from one party to the other. The party asserting the right of offset may exercise such right any time whether the balances due are on account of premiums or losses or otherwise.
                                   ARTICLE 14
                                   ----------
ACCESS  TO  RECORDS
The Reinsurer or its designated representatives shall have access at any reasonable time to all records of the Company which pertain in any way to this reinsurance.
                                   ARTICLE 15
                                   ----------
ERRORS  AND  OMISSIONS
Any inadvertent error, omission or delay in complying with the terms and conditions of this Contract shall not be held to relieve either party hereto from any liability which would attach to it hereunder if such error, omission or delay had not been made, provided such error, omission or delay is rectified immediately upon discovery.
                                   ARTICLE 16
                                   ----------
CURRENCY
Whenever the word "Dollars" or the "$" sign appears in this Contract, they shall be construed to mean United States Dollars and all transactions under this
Contract  shall  be  in  United  States  Dollars.
Amounts paid or received by the Company in any other currency shall be converted to United States Dollars at the rate of exchange at the date such transaction is entered on the books of the Company.
                                   [RESERVED]
                                   ARTICLE 17
                                   ----------
SERVICE  OF  SUIT
It is agreed that in the event of the failure of the Reinsurer to pay any amount claimed to be due under this Contract, the Reinsurer, at the request of the
Company, shall submit to the jurisdiction of any court of the State of Iowa which shall be the exclusive forum for any proceeding arising under this Reinsurance Contract, including, but not limited to, its negotiation, execution or performance, and all matters arising hereunder shall be determined in accordance  with  the  law  and  practice  of  such  court.
Service of process upon Granite Reinsurance Company Limited in such suit may be made at any office of Symons International Group, Inc. or any of its affiliates, or upon any officer or director of Granite Reinsurance Company wherever found (hereinafter "agent for service of process"), and in any suit instituted against any Reinsurer(s) upon this Contract, the Reinsurer(s) shall abide by the final decision of such court or of any appellate court in the event of an appeal. The above named are authorized and directed to accept service of process on behalf of the Reinsurer(s) in any such suit and/or upon the request of the Company to give a written undertaking to the Company that the agent for service of process shall enter a general appearance on behalf of the Reinsurer(s) in the event such a suit shall be instituted.
Further, pursuant to any statute of any state, territory or district of the United States of America which makes provision therefor, the Reinsurer(s) hereby designate the Superintendent, Commissioner or Director of Insurance or other officer specified for that purpose in the statute, or his successor or successors in office, as their true and lawful attorney upon whom may be served any lawful process in any action, suit or proceeding instituted by or on behalf of the Company or any beneficiary hereunder arising out of this Contract and hereby designate the agent for service of process as the firm to whom the said officer is authorized to mail such process or a true copy thereof. The provisions of this Article shall survive any termination of this Agreement.
                                   ARTICLE 18
                                   ----------
INSOLVENCY
(All references to the insolvency of the Company herein are also applicable to the insolvency of each and every insurance carrier collectively referred to as the "Company.")
In the event of the insolvency of the Company, this reinsurance shall be payable directly to the Company, or to its liquidator, receiver, conservator or statutory successor on the basis of the liability of the Company without diminution because of the insolvency of the Company or because the liquidator, receiver, conservator or statutory successor of the Company has failed to pay all or a portion of any claim. It is agreed, however, that the liquidator, receiver, conservator or statutory successor of the Company shall give written notice to the Reinsurer of the pendency of a claim against the Company indicating the policy or bond reinsured, which claim would involve a possible liability on the part of the Reinsurer within a reasonable time after such claim is filed in the conservation or liquidation proceeding or in the receivership, and that during the pendency of such claim, the Reinsurer may investigate such claim and interpose, at their own expense, in the proceeding where such claim is to be adjudicated any defense or defenses that they may deem available to the Company or its liquidator, receiver, conservator or statutory successor. The expense thus incurred by the Reinsurer shall be chargeable, subject to the approval of the court, against the Company as part of the expense of conservation or liquidation to the extent of a pro rata share of the benefit which may accrue to the Company solely as a result of the defense undertaken by the Reinsurer.
Where two or more reinsurers are involved in the same claim and a majority in interest elect to interpose defense to such claim, the expense shall be apportioned in accordance with the terms of the reinsurance Contract as though such expense had been incurred by the Company.
As to all reinsurance made, ceded, renewed or otherwise becoming effective under this Contract, the reinsurance shall be payable as set forth above by the Reinsurer to the Company or to its liquidator, receiver, conservator or statutory successor, (except as provided by Sections 4118(a)(1)(A) and 1114(c) of the New York Insurance Law) or except (1) where the Contract specifically provides another payee in the event of the insolvency of the Company, or (2) where the Reinsurer, with the consent of the direct insured or insureds, have assumed such policy obligations of the Company as direct obligations of the Reinsurer to the payees under such policies and in substitution for the obligations of the Company to such payees. Then, and in that event only, the Company, with the prior approval of the certificate of assumption on New York risks by the Superintendent of Insurance of the State of New York, is entirely released from its obligation and the Reinsurer pay any loss directly to payees under such policy.
                                   ARTICLE 19
REGULATORY  COMPLIANCE  AND  APPROVALS
The parties agree to comply with all laws, regulations or directions of appropriate state insurance departments with regard to (a) any notification to policyholders under the Reinsured Contracts (including without limitation all content, description, timing or other requirements), (b) this Reinsurance Contract Agreement and (c) all service requirements to policyholders under the Reinsured Contracts.
The parties agree that where formal approval is required by any state insurance regulatory agency, this Reinsurance Contract shall not be effective as to any and all Reinsured Contracts in effect in such state until such approval is obtained.
The Reinsurer has provided its Statutory Financial Statements and actuarial opinion for the year ended December 31, 2000 to the Company and the Reinsurer will provide the Company with copies of its Statutory Financial Statements and actuarial opinion for each subsequent calendar year by April 30 of the following year.

                        SIGNATURES ON THE FOLLOWING PAGE
                        --------------------------------

                    GRANITE  REINSURANCE  COMPANY

                         By:_______________________________________

                         Its:_______________________________________

ACCEPTANCE  INSURANCE  COMPANIES  INC.

                         By:_______________________________________

                         Its:_______________________________________

                              EMPLOYMENT AGREEMENT

     This Employment Agreement (this "Agreement") is entered into by and between Goran Capital Inc. ("Goran") and Symons International Group, Inc. (together with its subsidiaries, "SIG") and David N. Hafling ("You", "Your" or "Executive") as of October 15, 2001 with reference to the following:

     WHEREAS, Goran and SIG consider it essential in their respective best interests and the best interests of their respective stockholders for SIG to retain the employment of David N. Hafling, upon the terms and conditions hereinafter set forth; and

     WHEREAS, the Executive desires to continue employment by SIG upon the terms and conditions contained herein.

     NOW, THEREFORE, in consideration of the covenants and agreements set forth below, the parties agree as follows:

1.     EMPLOYMENT

     1.1     Term  of  Agreement.  SIG  agrees  to  continue  the  employment of
             -------------------
Executive as Vice President, Chief Actuary of SIG, until December 31, 2004 or until such employment is terminated pursuant to Section 3 below; provided,
                                                                       --------
however, that the term of this Agreement shall automatically be extended without
     --
further action of either party for additional one (1) year periods thereafter unless, not later than sixty (60) days prior to the end of the then effective term, either SIG or the Executive shall have given written notice that such party does not intend to extend this Agreement.

     1.2     Terms  of Employment.  During the term of this Agreement, You agree
             --------------------
to be a full-time employee of SIG serving in the position of Vice President, Chief Actuary of SIG and further agree to devote substantially all of Your working time and attention to the business and affairs of SIG and, to the extent necessary to discharge the responsibilities associated with Your position as Vice President, Chief Actuary of SIG, to use Your best efforts to perform faithfully and efficiently such responsibilities. Executive shall perform such duties and responsibilities as may be determined from time to time by the Vice Chairman, Chief Executive Officer or Executive Vice President of SIG and the Board of Directors of SIG, which duties shall be consistent with the position of Vice President, Chief Actuary of SIG which shall grant Executive authority, responsibility, title and standing comparable to that of the Vice President, Chief Actuary of a stock insurance holding company of similar standing. Nothing herein shall prohibit You from devoting Your time to civic and community activities or managing personal investments, as long as the foregoing do not interfere with the performance of Your duties hereunder.


2.     COMPENSATION,  BENEFITS  AND  PERQUISITES

     2.1     Salary.  SIG  shall  pay  Executive  a  salary,  in equal bi-weekly
             ------
installments, equal to an annualized salary rate of One Hundred Fifty Thousand Dollars ($150,000). Executive's salary payable pursuant to this Agreement may be increased from time to time as mutually agreed upon by Executive and SIG. SIG shall pay Executive the salary applicable in twenty-six (26) bi-weekly installments. Notwithstanding any other provision of this Agreement, Executive's salary paid by SIG for any year covered by this Agreement shall not be less than such salary paid to Executive for the immediately preceding calendar year. All salary and bonus amounts paid to Executive pursuant to this Agreement shall be in U.S. dollars.

     2.2     Bonus.  SIG  and Executive understand and agree that SIG desires to
             -----
achieve significant growth during the term of this Agreement and that Executive will make a material contribution to that growth which will require certain personal and familial sacrifices on the part of Executive. Accordingly, it is the desire and intention of SIG to reward Executive for the attainment of that growth through bonus and other discretionary means (such as stock options, and stock appreciation rights). Executive may earn an annual bonus of up to $30,000 dependent upon certain financial criteria as set forth in Exhibit 2.2 hereof.

     2.3     Employee  Benefits.  Executive  shall be entitled to receive health
             ------------------
plan benefits which are provided to other executive employees of SIG under the applicable company plans and policies, and to future benefits and health plan benefits made generally available to executive employees of SIG with duties and compensation comparable to that of Executive upon the same terms and conditions as other company participants in such plans.

     2.4     Additional  Perquisites.  During  the  term  of this Agreement, SIG
             -----------------------
shall provide Executive with not less than four (4) weeks paid vacation during each calendar year.

     2.5     Expenses.  During  the period of his employment with SIG, Executive
             --------
shall be entitled to receive reimbursement from SIG (in accordance with the policies and procedures in effect for the company employees) for all reasonable travel, entertainment and other business expenses incurred by him in connection with his services hereunder.

3.     TERMINATION  OF  EXECUTIVE'S  EMPLOYMENT

     3.1.1     Termination  of  Employment  and  Severance  Pay.  Executive's
               ------------------------------------------------
employment under this Agreement may be terminated by either party at any time for any reason; provided, however, that if Executive's employment is terminated
                 --------  -------
by SIG for any reason other than for cause, SIG and Goran, jointly and severally, agree to pay severance to Executive of up to six (6) month's then current salary in regular bi-weekly payments (the "Salary Continuation"), subject to reduction as provided in Section 3.1.2. Further, if Executive shall be terminated without cause, severance payments described in the preceding sentence are conditioned upon execution by Executive and SIG of a waiver and release agreement substantially in the form of Exhibit A attached hereto. Further, Executive shall receive severance pay in accordance with this Section
3.1 if Executive shall terminate this Agreement due to a breach thereof by SIG or if Executive is directed by SIG to engage in any act or action constituting fraud or any unlawful conduct relating to SIG or its business as may be determined by application of applicable law. For purposes of this Section 3.1, termination of employment shall include a change of employment such that Executive shall no longer be employed by SIG as a Vice President or as its senior executive responsible for the actuarial function of SIG or at a salary less than Executive's current salary.

     3.1.2     Reduction of Salary Continuation.  It is expressly understood and
               --------------------------------
agreed  that the amount of any payment to Executive required pursuant to Section
3.1.1 shall be reduced (but not below zero) by the amount of any compensation received by Executive or attributable to services performed by Executive during the Salary Continuation period. During the Salary Continuation, Executive shall provide SIG with a bi-weekly report which shall specify all services performed by Executive for third parties, the identity of the person or entity for which services were performed and any compensation paid or expected to be paid to or for the benefit of Executive. Executive shall use his reasonable best efforts during the Salary Continuation period to obtain employment comparable to that with SIG.

     3.2     Cause.  For  purposes  of  this  Section  3,  "cause"  shall  mean:
             -----

(a) the Executive being convicted in the United States of America, any State therein, or the District of Columbia, or in Canada or any Province therein (each, a "Relevant Jurisdiction"), of a crime for which the maximum penalty may include imprisonment for one year or longer (a "felony") or the Executive having entered against him or consenting to any judgment, decree or order (whether criminal or otherwise) based upon fraudulent conduct or violation of securities laws;

(b) the Executive's being indicted for, charged with or otherwise the subject of any formal proceeding (criminal or otherwise) in connection with any felony, fraudulent conduct or violation of securities laws, in a case brought by a law enforcement or securities regulatory official, agency or authority in a Relevant Jurisdiction;

(c) the Executive engaging in fraud, or engaging in any unlawful conduct relating to SIG or its business, in either case as determined under the laws of any Relevant Jurisdiction;

(d)     the  Executive  breaching  any  provision  of  this  Agreement;  or

(e) the Executive "Grossly Neglects" his duty to SIG. For purposes of this Agreement, "Gross Neglect" means the failure to perform the functions of the Executive's job or the failure by Executive to carry out reasonable directions with respect to material duties after the Executive has been notified in writing that the Executive is failing to perform these functions or failing to carry out reasonable directions. Such notice shall specify the functions or directions that the Executive is failing to perform and what steps need to be taken to cure and shall set forth the reasonable time frame, which shall be at a minimum forty-five (45) days, within which to cure. If Executive fails to cure within the time frame, SIG may terminate Executive's employment for cause by giving him thirty (30) days notice or pay in lieu thereof.

     3.3     Disability.  So  long  as  otherwise permitted by law, if Executive
             ----------
has become permanently disabled from performing his duties under this Agreement, SIG's Chairman of the Board, may, in his discretion, determine that Executive will not return to work and terminate his employment as provided below. Upon any such termination for disability, Executive shall be entitled to such disability, medical, life insurance, and other benefits as may be provided generally for disabled employees of SIG during the period he remains disabled. Permanent disability shall be determined pursuant to the terms of Executive's long term disability insurance policy provided by SIG. If SIG elects to terminate this Agreement based on such permanent disability, such termination shall be for cause.

     3.4     Indemnification.  Executive  shall  be  indemnified  by  SIG to the
             ---------------
maximum extent permitted by applicable law for actions undertaken for, or on behalf of SIG.

4.     NON-COMPETITION,  NON-SOLICITATION,  CONFIDENTIALITY  AND  TRADE  SECRETS

     4.1     Noncompetition.  In  consideration  of  SIG's  entering  into  this
             --------------
Agreement and the compensation and benefits to be provided by SIG to You hereunder, and further in consideration of Your exposure to proprietary information of SIG, You agree that until the date of termination or expiration of this Agreement for any reason (the "Date of Termination") not to enter into competitive endeavors and not to undertake any commercial activity which is contrary to the best interests of SIG or its affiliates, including, directly or indirectly, becoming an employee, consultant, owner (except for passive investments of not more than one percent (1%) of the outstanding shares of, or any other equity interest in, any company or entity listed or traded on a national securities exchange or in an over-the-counter securities market), officer, agent or director of, or otherwise participating in the management, operation, control or profits of (a) any firm or person engaged in the operation of a business engaged in the acquisition of insurance businesses or (b) any firm or person which either directly competes with a line or lines of business of SIG accounting for five percent (5%) or more of SIG's gross sales, revenues or earnings before taxes or derives five percent (5%) or more of such firm's or person's gross sales, revenues or earnings before taxes from a line or lines of business which directly compete with SIG.

     Notwithstanding any provision of this Agreement to the contrary, You agree that Your breach of the provisions of this Section 4.1 shall permit SIG to terminate Your employment for cause.

     4.2       Confidentiality.  You  shall  not knowingly disclose or reveal to
               ---------------
any unauthorized person, during or after the Term, any trade secret or other confidential information (as outlined in the Indiana Uniform Trade Secrets Act) relating to SIG or any of its affiliates, or any of their respective businesses or principals, and You confirm that such information is the exclusive property of SIG and its affiliates. You agree to hold as SIG's property all memoranda, books, papers, letters and other data, and all copies thereof or therefrom, in any way relating to the business of SIG and its affiliates, whether made by You or otherwise coming into Your possession and, on termination of Your employment, or on demand of SIG at any time, to deliver the same to SIG.

     Any ideas, processes, characters, productions, schemes, titles, names, formats, policies, adaptations, plots, slogans, catchwords, incidents, treatment, and dialogue which You may conceive, create, organize, prepare or produce during the period of Your employment and which ideas, processes, etc. relate to any of the businesses of SIG, shall be owned by SIG and its affiliates whether or not You should in fact execute an assignment thereof to SIG, but You agree to execute any assignment thereof or other instrument or document which may be reasonably necessary to protect and secure such rights to SIG.

     4.3     Nonsolicitation.  During  Executive's  employment  with SIG and for
             ---------------
one (1) year following termination of Executive's employment, Executive will not directly or indirectly solicit, divert or interfere with the relationship between SIG or its affiliates and any employee of SIG or its affiliates.

5.     MISCELLANEOUS

     5.1     Amendment.  This  Agreement  may be amended only in writing, signed
             ---------
by  both  parties.

     5.2     Entire Agreement.  This Agreement contains the entire understanding
             ----------------
of the parties with regard to all matters contained herein. There are no other agreements, conditions or representations, oral or written, expressed or implied, with regard to the employment of Executive or the obligations of SIG or the Executive. This Agreement supersedes all prior employment contracts and non-competition agreements between the parties.

     5.3     Notices.  Any  notice  required  to  be  given under this Agreement
             -------
shall be in writing and shall be delivered either in person or by certified or registered mail, return receipt requested. Any notice by mail shall be addressed as follows:

     If  to  SIG,  to:

     Symons  International  Group,  Inc.
     4720  Kingsway  Drive
     Indianapolis,  Indiana  46205
     Attention:  Chief  Executive  Officer

     If  to  Executive,  to:

     David  N.  Hafling
     8650  Winding  Ridge  Road
     Indianapolis,  Indiana  46217

or to such other addresses as one party may designate in writing to the other party from time to time.

     5.4     Waiver  of  Breach.  Any  waiver by either party of compliance with
             ------------------
any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

     5.5     Validity.  The  invalidity  or unenforceability of any provision of
             --------
this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     5.6     Governing Law.  This Agreement shall be interpreted and enforced in
             -------------
accordance with the laws of the State of Indiana, without giving effect to conflict of law principles.

     5.7     Headings.  The  headings  of  articles  and  sections  herein  are
             --------
included solely for convenience and reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

     5.8     Counterparts.  This  Agreement  may  be  executed  by either of the
             ------------
parties in counterparts, each of which shall be deemed to be an original, but all such counterparts shall constitute a single instrument.

     5.9     Survival.  SIG's  obligations  under  Section  3.1  and Executive's
             --------
obligations under Section 4 shall survive the termination and expiration of this Agreement in accordance with the specific provisions of those Paragraphs and Sections and this Agreement in its entirety shall be binding upon, and inure to the benefit of, the successors and assigns of the parties hereto.

     5.10     Miscellaneous.  No  provision  of  this Agreement may be modified,
              -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by You and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior subsequent time.

     IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the date set forth above.

                              GORAN  CAPITAL  INC.


                              By:__________________________________
                              Alan  G.  Symons,  Chief  Executive  Officer


                              SYMONS  INTERNATIONAL  GROUP,  INC.


By:__________________________________
                              Douglas  H.  Symons,  Chief  Executive  Officer


                              _____________________________________
                              David  N.  Hafling

                              EMPLOYMENT AGREEMENT

     WHEREAS, Symons International Group, Inc. ("SIG") and Goran Capital Inc. ("GORAN") (collectively, SIG and Goran are referred to as the "Company") consider it in their best interests to employ Gene S. Yerant ("you" or the "Executive") upon the terms and conditions hereinafter set forth; and

     WHEREAS, the Executive is an individual with substantial experience in the business of nonstandard automobile insurance;

     WHEREAS, the Company desires to employ an executive who will make a significant contribution to effect profitability in its nonstandard automobile insurance business; and

     WHEREAS, the Executive desires to be employed by the Company upon the terms and conditions contained herein.

     NOW, THEREFORE, in consideration of the covenants and agreements set forth below, the parties agree as follow:

1.     Employment

1.1          Term  of  Agreement.  The Company agrees to employ the Executive as
             -------------------
Executive Vice President of Goran, Executive Vice President of SIG, and President of Superior Insurance Group, Inc. ("Superior") effective as of January 10, 2000 and continuing for a period of sixty (60) months through January 10, 2005 unless such employment is terminated pursuant to Section 3 below; provided, however, that the term of the Agreement shall automatically be extended without further action of either party for additional one-year periods thereafter unless, not later than six months prior to the end of the effective term, either the Company or the Executive shall have given written notice that such party does not intend to extend this Agreement (the "Term").

1.2          Terms  of Employment.  During the Term, you agree to be a full-time
             --------------------
employee of SIG and Goran serving in the positions of Executive Vice President of SIG and Goran and President of Superior and further agree to devote substantially all of your working time and attention to the business and affairs of the Company and, to the extent necessary to discharge the responsibilities associated with your position as Executive Vice President of SIG and Goran and President of Superior, to use your best efforts to perform faithfully and efficiently such responsibilities. Executive shall perform such duties and responsibilities as may be determined from time to time by the Board of Directors of the Company, which duties shall be consistent with the position of Executive Vice President of SIG and Goran, which shall grant Executive authority, responsibility, title and standing comparable to that of an executive vice president of a publicly held insurance company. Nothing herein shall prohibit you from devoting your time to civic and community activities or managing personal investments, as long as the foregoing do not interfere with the performance of your duties hereunder.
1.3          Director.  The  Company  will  appoint the Executive as a member of
             --------
the Board of Directors of SIG and Superior at their first meeting(s) following the effective date of this Agreement. The Companies will provide Officers and Directors Liability insurance in an amount equal to $10 million. The Executive agrees to resign as a director of SIG and Superior and other affiliates of the Company upon the termination or expiration of this Agreement.

2.     Compensation,  Benefits  and  Prerequisites

     2.1     Salary:  During  the  term of this Agreement, the Company shall pay
             ------
Executive a salary at the minimum annual rate of Five Hundred Thousand Dollars ($500,000). The salary shall be payable in bi-weekly equal installments.

     2.2     Bonus  Plan:
             -----------

     Bonus  A.  Based on Superior?s GAAP combined ratios, including billing fees
     --------
being below 100% and gross written premium for 2000 being greater than $250,000,000. A bonus of $25,000 per .25% improvement in combined ratio (as an example at 98% combined ratio the bonus would equal $200,000). For the year 2001 the gross written premium must exceed $300,000,000 and grow thereafter at 15% per annum. A guaranteed minimum bonus of $125,000 is payable should the combined ratio be 101.5% or better for the year 2000. The minimum is increased to $166,000 at combined ratio of 100% for the year 2000. The minimum is increased to $250,000 should the combined ratio be better than 99% for the year 2000. All of the above adjusted to eliminate prior years'development. Payment of the bonus is based on audit and actuary report of combined ratio with deficit or credit of reserves for year 2000 forward adjusting the bonus paid.

          Bonus A is payable by April 15 of the year following the year on which the bonus is based. The year 2000 bonus is payable by April 15, 2001. The year 2001 bonus is payable by April 15, 2002 and so on and so forth.


     B.  Bonus B.  In addition to the foregoing, should Superior equal or exceed
         -------
the pre-tax profit as shown below in the year shown below a lump sum bonus as shown will be payable.



Year  Ended



December 31,  PRE-TAX PROFIT AT SUPERIOR   BONUS PAYABLE
------------  ---------------------------  --------------

2000 . . . .  $                25,893,000  $      500,000

2001 . . . .  $                29,777,000  $      500,000

2002 . . . .  $                34,243,000  $      500,000

2003 . . . .  $                39,380,000  $      500,000

2004 . . . .  $                45,287,000  $      500,000




     18

     Bonus B is payable by April 15 of the year following the year on which the bonus is based. The year 2000 bonus is payable by April 15, 2001. The year 2001 bonus is payable by April 15, 2002 and so on and so forth.

     2.3     Stock  Options.  Executive  shall be eligible to participate in the
             --------------
Company's stock option plan and will be granted 100,000 options for shares of Goran at the market price on the first day of the Term. Executive's stock options shall be issued pursuant to the Goran Capital Inc. Share Option Plan and a Stock Option Agreement with respect thereto which shall be substantially in the Form of Exhibit A attached hereto. These options shall vest and become exercisable by the Executive pro-rata over a five (5) year period from the date of grant. However, should the Executive be terminated for other than material cause, the options shall vest immediately and Executive may exercise such options within four (4) weeks of the date of termination of employment. In the event Executive shall fail to exercise the options within four (4) weeks of termination of employment, the options shall expire.

     2.4     Privatization:   Should the majority stockholders of Goran complete
             --------------
a privatization of SIG and Goran, the Executive will be entitled to an ownership interest in the new entity. The Executive's ownership interest shall be in the form of stock options in the parent holding company of Superior (the "New Entity"). Executive will be entitled to options which equal 2.5% of the ownership interests of the New Entity. The exercise price of the options in the New Entity shall be based upon the value of the Company at the time of the privatization. As a condition of the grant of such replacement options, the options referred to in paragraph 2.3 shall be canceled and any shares of stock of Goran which have theretofore been issued upon the exercise of the options referred to in paragraph 2.3 shall be exchanged for the replacement options all as more fully set forth in the Stock Option Agreement. The vesting period of such replacement options will be over the remaining initial term of this Agreement. The amount of the exercise price of such replacement options shall be based upon a formula which shall be the same formula utilized for valuing the options of other executives of the Company in comparable positions, including the president and chief operating officer of the Company.

          Should the Company authorize and/or issue additional stock the Executive will be issued additional stock sufficient to maintain a 2.5% interest in the Company. There shall be no dissolution of interest without the Executive's express written consent.

          In the event Executive elects or is required to sell his vested options or shares to the Company or New Entity, the price for each option or share shall be as determined by the Company pursuant to the Company's plan for its Executives as determined by the Board of Directors and which shall be comparable to those of similar entities. Notwithstanding the foregoing, the value of such options or shares shall be determined in accordance with the same formula or price utilized for valuing the options or shares of other executives of the Company in comparable positions, including the president and chief executive officer of the Company.

     2.5          Employee Benefits:  The Executive shall be entitled to receive
                  -----------------
all benefits and prerequisites which are comparable to those provided to other Executives of the Company and in accordance with the policies of the Company.

     2.6          Additional  Perquisites:   During  the term of this Agreement,
                  -----------------------
the  Company  shall  provide  the  Executive  with:

                                                             Draft Dated 11/5/99

A. A minimum of six (6) weeks paid vacation during each calendar year.

                                                             Draft Dated 11/5/99

B. A monthly motor vehicle allowance equal to the value of a luxury car or the Company will provide the Executive with a luxury car (Defined as a BMW 740iL or its equivalent.) and will reimburse for all operational expenses. Executive will be entitled to trade the car in at the time the car has in excess of 75,000 miles or four (4) years, whichever first occurs.

C. Monthly dues incurred by Executive at the country club and city club of his choice located within reasonable geographic limits of the corporate offices of the Company, including the entrance fees to become a member of the country club and city club.

     2.7          Expenses:  During  the  period  of  the Executive's employment
                  --------
hereunder, the Executive shall be entitled to receive reimbursement from the Company (in accordance with the policies and procedures in effect for the Company's Executive employees) for all reasonable travel, entertainment and other business expenses incurred by him in connection with his services hereunder.

     2.8          Insurance:  The Company will allow the Executive to include in
                  ---------
his expense account the cost of personal insurance for up to two (2) private cars, homeowner's insurance on his principal residence in the city of employment of the Executive, including $2 million umbrella liability.

          2.9          401(k):  Executive  will  be  eligible for the SIG 401(k)
                       ------
plan  in  accordance  with  the  policies  of  the  Company.

          2.10     Hiring  Bonus:  The  Company  will  pay Executive Two Hundred
          ----     -------------
Fifty Thousand Dollars ($250,000) upon commencement of employment. Should the Executive leave the Company within the first twelve (12) months of employment, including termination for material cause, and excluding termination by the Company, the Executive shall immediately reimburse the Company the sum of Twenty Thousand Eight Hundred Dollars ($20,800) for each remaining month of the first twelve (12) months of employment

          2.11     Relocation  Expense

               A     Company will cover the direct costs of moving the Executive and his family from Dallas, Texas to Indianapolis, Indiana, including visits to Indianapolis, packing, moving costs, insurance and unpacking.

               B. Company will pay realtor fees up to 7% on the sale of the Dallas home.

               C. Company will pay all closing costs on an Indianapolis home and buy down the mortgage to 6.75% for a mortgage loan of up to $300,000.

               D. Company will hire a relocation firm or give you a minimum price on your home based on fair market value. If your Dallas home does not sell within 120 days of the agreed move date, the Company will purchase the home at the agreed fair market value or the relocation firm will take it over. The Company will help with any bridging loans required.

               E. Company will reimburse the Executive for weekly travel to and from Dallas until the relocation is complete.

3.     Termination  of  Executive's  Employment

     3.1     Termination  of  Employment  and  Severance  Pay.  The  Executive's
             ------------------------------------------------
employment under this Agreement may be terminated by either party at any time for any reason.

          In the event Executive is terminated for any reason other than for material cause, the Executive shall be entitled to receive a continuation of his salary and benefits in effect under this Agreement on the date of his employment termination for a period of two (2) years provided that the Executive has not breached the terms of this Agreement. Should the Executive be terminated by the Company for other than material cause, all of Executive's stock options shall immediately vest and Executive shall be entitled to exercise the options within four (4) weeks of termination. If Executive shall fail to exercise the options within four (4) weeks of termination of employment, the options shall expire. All bonuses that shall have become earned as of the most recently preceding year end shall be due and payable in accordance with the bonus payment dates as set forth in Section 2.2 hereof. Bonuses, which would have been earned for the year in which the Executive is terminated, shall be paid pro rata to the date of termination. Termination shall be effective as of the date specified by the party initiating the termination in a written notice delivered to the other party.


          In the event this Agreement is not renewed by Company, Employee shall be entitled to receive a continuation of his salary and benefits in effect under this Agreement on the date of non-renewal for a period of one (1) year from the date of such non-renewal provided that the Executive has not breached the terms of this Agreement.

          Upon termination of employment by the Executive, for whatever reason, the Executive will not be entitled to receive any further salary, benefits or bonuses and all stock options which have not then vested shall expire.

     3.2     Change  of  Control.  Notwithstanding  any other provisions of this
             -------------------
Agreement,  if  (i) a Change of Control shall occur; and (ii) within twelve (12)
                                                     ---
months of any such Change of Control, (a) Company (including its successors, if any) shall require Executive to perform his duties and obligations pursuant to this Agreement in a location other than the city of employment of Executive at the time of such Change of Control, or (b) Company (including its successors, if any) shall materially change the duties, authority or responsibilities of Executive such that the same are materially inconsistent with the duties, authority or responsibilities of Executive at the time of such Change of Control, then Executive?s employment under this Agreement shall be deemed to have terminated for other than material cause pursuant to Section 3.1 hereof, and Executive shall be entitled to receive salary, benefits and rights with respect to stock options as provided in such Section 3.1.

     "Change of Control" shall mean the inability of the Symons family to cause the election of a majority of the members of the Board of Directors of Goran or their respective successors.

     3.3     Transition  of  Duties.  Should  the  Executive  terminate  his
             ----------------------
employment with the Company, the Executive will make himself readily available to the Company for a reasonable period of time, at the Company's discretion, to facilitate the transition of information and knowledge to a new executive. At the discretion of the Company, this period shall be a maximum of six (6) weeks following notice of termination.

     3.4     Material  Cause:  For  purposes of this Agreement, "material cause"
             ---------------
shall mean only the following: (i) the committing of any act by Executive which would be considered a criminal offense (other than minor traffic violations or conviction of or admission to conversion of Company assets in an amount greater than Five Thousand Dollars ($5,000)) under the laws of either Indiana or the United States of America; (ii) the failure by Executive to perform his material duties under this Agreement (excluding nonperformance resulting from Executive's disability) or disobedience to lawful directives from those persons or bodies outlined in Section 1.2 which have the authority to determine and direct Executive's work and activities where such failure is not cured by Executive within fifteen (15) days of his receipt of written notification from Company specifying Executive's failure or breach and the steps the Executive must take to cure that failure or breach; however, during the fifteen (15) days the Company has the option to put the Executive on leave of absence with pay; or
(iii)  disability  as  provided  in  Section  3.5.

     3.5     Disability: So long as otherwise permitted by law, if Executive has
             ----------
become permanently disabled from performing his duties under this Agreement, the Company's Chairman of the Board may, in his discretion, determine that Executive will not return to work and terminate his employment as provided herein. Upon any such termination for disability, Executive shall be entitled to such disability, medical, life insurance, and other benefits as may be generally provided for disabled employees of Company during the period he remains disabled. Permanent disability shall be determined pursuant to the terms of Executive's long term disability insurance policy provided by the Company. If Company elects to terminate this Agreement based on such permanent disability, such termination shall be deemed to be for material cause.

Non-Competition,  Confidentiality  and  Trade  Secrets

     4.1     Agreement  Not To Compete: Until the expiration of the term of this
             -------------------------
Agreement or for a period of two (2) years after the date that the Executive's employment with the Company terminates, whichever period is the later, the Executive will not, unless he receives prior written approval of the Board of Directors of the Company, directly or indirectly engage in any of the following actions:

                                                            Draft Dated 11/19/99

          A. Directly or indirectly, attempt to move or transfer business greater than 5% of the aggregate amount of gross sales, revenues or earnings before taxes of the Company; or

                                                             Draft Dated 11/5/99

          B. Directly or indirectly hire, solicit for hire or engage in an activity that would entice employees of the Company to move to a competitor or to a company or business where the Executive has become employed; or

                                                             Draft Dated 11/5/99

          C.     Intentionally  cause  material  damage  to  the  Company.

     4.2     Confidentiality:  You shall not knowingly disclose or reveal to any
             ---------------
unauthorized person, during or after the Term, any trade secret or other confidential information relating to the Company or any of its affiliates, which you acquired during your term of employment, or any of their respective businesses or principals, and You confirm that such information is the exclusive property of the Company and its affiliates. You agree to hold as the Company's property all memoranda, books, papers, letters and other data, and all copies thereof or therefrom, in any way relating to the business of the Company and its affiliates, whether made by You or otherwise coming into Your possession and, on termination of Your employment, or on demand of the Company at any time, to deliver the same to the Company.

          Any ideas, processes, characters, productions, schemes, titles, names, formats, policies, adaptations, plots, slogans, catchwords, incidents, treatment, and dialogue which You may conceive, create, organize, prepare or produce during the period of Your employment and which ideas, processes, etc. relate to any of the businesses of the Company, shall be owned by the Company and its affiliates whether or not You should in fact execute an assignment thereof to the Company, but You agree to execute any assignment thereof or other instrument or document which may be reasonably necessary to protect and secure such rights to the Company. Material knowledge and information you bring to the Company are specifically excluded from this Agreement

5.     Miscellaneous

     5.1     Mutuality.  This  Agreement  is  mutually binding on Goran and SIG.
             ---------

     5.2     Binding  Effect.  This Agreement is binding on all assignees and/or
             ---------------
successors  of  the  Company.

     5.3     Amendment.  This  Agreement  may be amended only in writing, signed
             ----------
by  both  parties.

     5.4     Entire Agreement.  This Agreement contains the entire understanding
             ----------------
of the parties with regard to all matters contained herein. There are no other agreements, conditions or representations, oral or written, expressed or implied, with regard to the employment of Executive or the obligations of the Company or the Executive. This Agreement supersedes all prior employment contracts and non-competition agreements between the parties.

     5.5     Notices.  Any  notice  required  to  be  given under this Agreement
             -------
shall be in writing and shall be delivered either in person or by certified or registered mail, return receipt requested. Any notice by mail shall be addressed as follows or to such other address as shall be specified in writing:

          If  to  the  Company,  to:

          Symons  International  Group,  Inc.
          4720  Kingsway  Drive
          Indianapolis,  Indiana  46205
          Attention:  Chief  Executive  Officer

          If  to  Executive,  to:

          Mr.  Gene  S.  Yerant
          6515  Waggoner  Drive
          Dallas,  TX  75230


     5.6     Waiver  of  Breach.  Any  waiver by either party of compliance with
             ------------------
any provision of this Agreement by the other party shall not operate or be construed as a waiver of any other provision of this Agreement, or of any subsequent breach by such party of a provision of this Agreement.

     5.7     Validity.  The  invalidity  or unenforceability of any provision of
             --------
this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     5.8     Governing Law.  This Agreement shall be interpreted and enforced in
             -------------
accordance with the laws of the State of Indiana, without giving effect to conflict of law principles.

     5.9     Headings.  The  headings  of  articles  and  sections  herein  are
             --------
included solely for convenience and reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

     5.10     Counterparts.  This  Agreement  may  be  executed by either of the
              ------------
parties in counterparts, each of which shall be deemed to be an original, but all such counterparts shall constitute a single instrument.

     5.11     Survival.  Company's obligations under Section 3.1 and Executive's
              --------
obligations under Section 4 shall survive the termination and expiration of this Agreement in accordance with the specific provisions of those Sections.

     5.12     Miscellaneous.  No  provision  of  this Agreement may be modified,
              -------------
waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by You and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior subsequent time.

     IN WITNESS WHEREOF, the parties have executed this Agreement effective as of the 10th day of December, 1999.

GORAN  CAPITAL  INC.

By:     _____________________________

Title:  _____________________________


SYMONS  INTERNATIONAL  GROUP,  INC.

By:__________________________________

Title:________________________________


GENE  S.  YERANT
("Executive")


__________________________

                                     ------
                   AGGREGATE LOSS RATIO  REINSURANCE AGREEMENT

                                     BETWEEN

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                      (HEREAFTER CALLED THE "RETROCEDENT")

                                       AND

                        GRANITE REINSURANCE COMPANY, LTD.
                   (HEREINAFTER CALLED THE "RETROCESSIONAIRE")


                                      INDEX
                                      -----



     ARTICLE               SUBJECT                       PAGE
     -------               -------                       ----



I      BUSINESS COVERED                   1.
II. .  TERM AND TERMINATION               1.
III    TERRITORY                          1.
IV. .  COVERAGE                           1.
V      LIMIT OF LIABILITY                 1.
VI     PREMIUM                            2.
VII    DEFINITIONS                        2.
VIII   REPORTS AND ACCOUNTING             2.
IX     TRUST FUND                         2.
X . .  COVENANTS                          2.
XI     SERVICE OF SUIT                    3.
XII    ACCESS TO RECORDS                  3.
XIII   ARBITRATION                        3.
XIV    CONFIDENTIALITY                    4.
XV     ERRORS AND OMISSIONS               4.
XVI    FEDERAL EXCISE TAX                 4.
XVII.  FOLLOW THE FORTUNES            .   4.
XVIII  GOVERNING LAW                      5.
XIX    INSOLVENCY                         5.
XX     OFFSET                             5.
XXI .  SEVERABILITY                       6.
XXII   SPECIAL TERMINATION OR SETTLEMENT  6.
XXIII  CURRENCY REVALUATION          .    7.

01-335447.06     15
01-335447.06
                   AGGREGATE  LOSS RATIO REINSURANCE AGREEMENT

                                     BETWEEN

                    NATIONAL UNION FIRE INSURANCE COMPANY OF
                                 PITTSBURGH, PA.
                     (HEREINAFTER CALLED THE "RETROCEDENT")

                                       AND

                        GRANITE REINSURANCE COMPANY, LTD.
                   (HEREINAFTER CALLED THE "RETROCESSIONAIRE")

    ************************************************************************


                  ARTICLE I                    BUSINESS COVERED
                  ---------

All liability assumed under Quota Share Reinsurance Agreements from Superior Insurance Company and its wholly-owned insurance subsidiaries and Pafco General Insurance Company effective January 1, 2000.

                  ARTICLE II               TERM AND TERMINATION
                  ----------

Effective from 12:01 a.m. Eastern Standard Time January 1, 2000 until all liabilities are finalized.

                       ARTICLE III               TERRITORY
                       -----------

As  per  the  Underlying  Agreements.

                        ARTICLE IV               COVERAGE
                        ----------

The Retrocessionaire shall be liable separately for each Reinsurance Agreement, for losses incurred (including all Loss Adjustment Expenses) in excess of a loss ratio of 79%. All terms & conditions of the Underlying Agreements, copies attached hereto, shall apply.

                   ARTICLE V               LIMIT OF LIABILITY
                   ---------

The Retrocessionaire shall be liable separately for each Reinsurance Agreement, for 18% of earned premium on each Underlying Agreement, however, not in excess of 6% of the combined earned premium on the Underlying Agreements.

ARTICLE  VI               PREMIUM
-----------               -------

The Retrocedent shall pay an initial deposit premium of $10,000 within 15 days of receipt of the first cash premium payment received on any of the Underlying Agreements. The final premium shall be 12.5% of the premium cash payments received and the difference between that premium and the deposit premium shall be paid upon the finalization of all liabilities in accordance with the Underlying Agreements. In addition the Retrocedent shall pay 100% of the payment received upon the finalization of the liabilities in accordance with the Underlying Agreements. Such payment shall be made within 30 days of receipt of the payment on the Underlying Agreements. However, no payment shall be made after the deposit premium unless all conditions of this agreement have been complied with.


                      ARTICLE VII               DEFINITIONS
                      -----------

Loss  Ratio,  shall  be  in  accordance  with  the  Underlying  Agreements.


                  ARTICLE VIII          REPORTS AND ACCOUNTING
                  ------------

The Retrocedent shall forward to the Retrocessionaire a copy of all reports received in accordance with the Underlying Agreements within 10 days of their receipt. In the event the paid loss (including all loss adjustment expenses) are in excess of 79% of the earned premium on any individual agreement, the Retrocessionaire shall pay such excess within 5 days of receipt of the accounts statement, however, not in excess of the limit of liability.


                       ARTICLE IX               TRUST FUND
                       ----------

The Retrocessionaire shall establish a Trust Account acceptable to regulatory authorities of the Retrocedent. The deposit shall be $1 million and shall be made upon the execution of this agreement. In the event the Loss Ratio on any of the Underlying Agreements is in excess of 79%, the Retrocessionaire shall deposit additional securities to increase the Trust Account, if necessary, to the amount calculated as follows: the combined results, calculated separately for each agreement, of the difference between the Loss Ratio and 79%; plus, the ratio of unallocated loss adjustment expenses times the earned premium on the Underlying Agreements, however, not in excess of the limit of liability. Such deposit shall be made within 10 days of request by the Retrocedent. All deposits shall be released upon the finalization of all liabilities.

A letter of credit acceptable to regulatory authorities may be utilized in place of a Trust Account. In the event the Retrocessionaire or the bank issuing the letter of credit gives notice of their intent not to extend the Letter of Credit at any anniversary date, without the approval of the Retrocedent, the full amount of the Letter of Credit shall be considered due and payable immediately.


                     ARTICLE X                    COVENANTS
                     ---------

It is understood and agreed that the Retrocessionaire will not enter any new reinsurance agreements without approval of Retrocedent.

ARTICLE  XI               SERVICE  OF  SUIT
-----------               -----------------


A. It is agreed that in the event of the failure of the Retrocessionaire hereon to pay any amount claimed to be due hereunder, the Retrocessionaire hereon, at the request of the Retrocedent, will submit to the jurisdiction of a court of competent jurisdiction within the United States. Nothing in this clause constitutes or should be understood to constitute a waiver of Retrocessionaire's rights to commence an action in any court of competent jurisdiction in the United States, to remove an action to a United States District Court, or to seek a transfer of a case to another court as permitted by the laws of the United States or of any state in the United States. It is further agreed that service of process in such suit may be made upon Mendes & Mount, 750 Seventh Avenue, New York, New York 10019-6829, and that in any suit instituted against any one of them upon this Agreement, Retrocessionaire will abide by the final decision of such court or of any Appellate Court in the event of an appeal.
B. The above-named are authorized and directed to accept service of process on behalf of Retrocessionaire in any such suit and/or upon the request of the Retrocedent to give a written undertaking to the Retrocedent that they will enter a general appearance upon Retrocessionaire's behalf in the event such a suit shall be instituted.
C. Further, pursuant to any statute of any state, territory or district of the United States which makes provision therefore, Retrocessionaire hereon hereby designate the Superintendent, Commissioner or Director of Insurance or other officer specified for that purpose in the statute, or his successor or successors in office, as their true and lawful attorney upon whom may be served any lawful process in any action, suit or proceeding instituted by or on behalf of the Retrocedent or any beneficiary hereunder arising out of this contract of reinsurance, and hereby designate the above-named Mendes & Mount as the person to whom the said officer is authorized to mail such process or a true copy thereof.


ARTICLE  XII               ACCESS  TO  RECORDS
------------               -------------------

The Retrocessionaire, or its duly authorized representative, shall have free access at all reasonable times during and after the currency of this agreement, to books and records maintained by any of the division, department and branch offices of the Retrocedent which are involved in the subject matter of this Agreement and which pertain to the reinsurance provided hereunder and all claims made in connection therewith. Notwithstanding the provisions of the preceding sentence, if undisputed balances due from the Retrocessionaire under this Agreement have not been paid for the two most recent reported calendar quarters, the Retrocessionaire shall not have access to any of the Retrocedent's records relating to this Agreement without the specific consent of the Retrocedent.

ARTICLE  XIII               ARBITRATION
-------------               -----------
A. All disputes or differences arising out of the interpretation of this Agreement shall be submitted to the decision of two arbitrators, one to be chosen by each party, and in the event of the arbitrators failing to agree, to the decision of an umpire to be chosen by the arbitrators. The arbitrators and umpire shall be disinterested active or retired executive officials of fire or casualty insurance or reinsurance companies or Underwriters at Lloyd's, London. If either of the parties fails to appoint an arbitrator within one month after being required by the other party in writing to do so, or if the arbitrators fail to appoint an umpire within one month of a request in writing by either of them to do so, such arbitrator or umpire, as the case may be, shall at the request of either party be appointed by a Justice of the Supreme Court of the State of New York.

B. The arbitration proceeding shall take place in New York, New York. The applicant shall submit its case within one month after the appointment of the court of arbitration, and the respondent shall submit its reply within one month after the receipt of the claim. The arbitrators and umpire are relieved from all judicial formality and may abstain from following the strict rules of law. Punitive damages shall not be awarded by the panel against either party which are apart from the punitive damages that may be in dispute. They shall settle any dispute under the Agreement according to an equitable rather than a strictly legal interpretation of its terms.

C. Their written decision shall be provided to both parties and shall be final and not subject to appeal.

D.          Each  party  shall  bear  the  expenses  of his arbitrator and shall
jointly  and  equally  share with the    other the expenses of the umpire and of
the  arbitration.

E.          This  Article  shall  survive  the  termination  of  this Agreement.


ARTICLE  XIV               CONFIDENTIALITY
------------               ---------------

All terms and conditions of this Agreement and any materials provided in the course of inspection shall be kept confidential by the Retrocessionaire as against third parties, unless the disclosure is required pursuant to process of law or unless the disclosure is to retrocessionaire's, financial auditors or governing regulatory bodies. Disclosing or using this information for any purpose beyond the scope of this Agreement, or beyond the exceptions set forth above, is expressly forbidden without the prior consent of the Retrocedent.


ARTICLE  XV          ERRORS  AND  OMISSIONS
-----------          ----------------------

Any inadvertent delay, omission or error shall not relieve either party hereto from any liability which would attach to it hereunder if such delay, omission or error had not been made, provided such delay, omission or error is rectified immediately upon discovery.


ARTICLE  XVI          FEDERAL  EXCISE  TAX
------------          --------------------


A. The Retrocessionaire has agreed to allow for the purpose of paying the Federal Excise Tax 1% of the premium payable hereon to the extent such premium is subject to Federal Excise Tax.
B. In the event of any return of premium becoming due hereunder the Retrocessionaire will deduct 1% from the amount of the return and the Retrocedent or its agent should take steps to recover the Tax from the United States Government.


ARTICLE  XVII          FOLLOW  THE  FORTUNES
-------------          ---------------------

E. The Retrocessionaire's liability shall attach simultaneously with that of the Retrocedent and shall be subject in all respects to the same risks, terms, conditions, interpretations, waivers, and to the same modification, alterations and cancellations as the respective insurances (or reinsurances) of the Retrocedent, the true intent of this Agreement being that the Retrocessionaire shall, in every case to which this Agreement applies, follow the underwriting fortunes of the Retrocedent.

F. Nothing shall in any manner create any obligations or establish any rights against the Retrocessionaire in favor of any third parties or any persons not parties to this Agreement.


ARTICLE  XVIII          GOVERNING  LAW
--------------          --------------

This Agreement shall be governed by and construed in accordance with the laws of the state of New York.




ARTICLE  XIX               INSOLVENCY
------------               ----------

I. In the event of the insolvency of the Retrocedent, this reinsurance shall be payable directly to the Retrocedent, or to its liquidator, receiver, conservator or statutory successor immediately upon demand on the basis of the liability of the Retrocedent without diminution because of the insolvency of the Retrocedent or because the liquidator, receiver, conservator or statutory successor of the Retrocedent has failed to pay all or a portion of any claim. It is agreed, however, that the liquidator, receiver, conservator or statutory successor of the Retrocedent shall give written notice to the Retrocessionaire of the pendency of a claim against the Retrocedent which would involve a possible liability on the part of the Retrocessionaires, indicating the policy or bond reinsured, within a reasonable time after such claim is filed in the conservation or liquidation proceeding or in the receivership. It is further agreed that during the pendency of such claim the Retrocessionaire may investigate such claim and interpose, at their own expense, in the proceeding where such claim is to be adjudicated, any defense or defenses that they may deem available to the Retrocedent or its liquidator, receiver, conservator, or statutory successor. The expense thus incurred by the Retrocessionaire shall be chargeable, subject to the approval of the Court, against the Retrocedent as part of the expense of conservation or liquidation to the extent of a pro rata share of the benefit which may accrue to the Retrocedent solely as a result of the defense undertaken by the Retrocessionaire.

Retrocedent

ARTICLE  XX               OFFSET
-----------               ------

Each party hereto shall have, and may exercise at any time and from time to time, the right to offset any undisputed balance or balances, whether on account of premiums or on account of losses or otherwise, due from such party to the other (or, if more than one, any other) party hereto under this Agreement or under any other reinsurance agreement heretofore or hereafter entered into by and between them, and may offset the same against any undisputed balance or balances due to the former from the latter under the same or any other reinsurance agreement between them, and the party asserting the right of offset shall have and may exercise such right whether the undisputed balance or balances due to such party from the other are on account of premiums or on account of losses or otherwise and regardless of the capacity, whether as assuming insurer or as ceding insurer, in which each party acted under the agreement or, if more than one, the different agreements involved, provided, however, that, in the event of the insolvency of a party hereto, offsets shall only be allowed in accordance with the provisions of Section 7427 of the Insurance Law of the State of New York.
Where the Retrocedent is authorized under the Insurance Companies Act (Canada) to insure in Canada risks, for the purpose of this Article, the branch of a Retrocedent in Canada shall be considered as a party separate and distinct from the Retrocedent and the right of offset provided for in this Article shall belong to and be applied against that branch as though it were a separate and distinct party.


ARTICLE  XXI               SEVERABILITY
------------               ------------

If any provision of this Agreement shall be rendered illegal or unenforceable by the laws, regulations or public policy of any state, such provision shall be considered void in such state, but this shall not affect the validity or enforceability of any other provision of this Agreement or the enforceability of such provision in any other jurisdiction.

ARTICLE  XXII     SPECIAL  TERMINATION  OR  SETTLEMENT
-------------     ------------------------------------

SECTION  I  (TERMINATION)
-------------------------

A. Either party may terminate this Agreement upon 45 days notice in the event that:
5. The other party should at any time become insolvent, or suffer any impairment of capital, or file a petition in bankruptcy, or go into liquidation, rehabilitation, or voluntary supervision, or have a receiver appointed, or be acquired or controlled by any other insurance Retrocedent or organization, or
6. There is a severance or obstruction of free and unfettered communication and/or normal commercial and/or financial intercourse between the United States of America and the country in which the Retrocessionaire is incorporated or has its principal office as a result of war, currency regulations, or any circumstances arising out of political, financial or economic emergency.

J.     The Retrocedent may terminate this Agreement forthwith in the event that:

5. The Retrocessionaire ceases writing reinsurance and elects to run-off its existing business.
6.     As  respects  domestic  Retrocessionaires:
Upon application of the NAIC Insurance Regulatory Information System (IRIS) tests to the Retrocessionaire's quarterly and annual statements (which the Retrocessionaire hereby agrees to furnish to the Retrocedent upon request) it is found that four (4) or more of the Retrocessionaire's IRIS financial ratio values are outside of the usual range established in the IRIS system.
7.     As  respects  alien  Retrocessionaires:
Upon review of the Insurance Solvency International (ISI) Performance Tests as published with respect to the Retrocessionaire (or upon application of such Performance Tests to the Retrocessionaire's annual financial statements which the Retrocessionaire hereby agrees to furnish to the Retrocedent upon request) it is found that four (4) or more of the Retrocessionaire's ratios are outside of the normal range (as defined by the ISI standard).

Termination under A. or B. shall be effected by written notice of cancellation. The Retrocedent will specify the mode of payment, i.e., a run-off basis or a clean-cut basis with portfolio transfer, if applicable. In the event the Retrocedent elects a run-off basis, the Retrocessionaire will fund all of the outstanding ceded liabilities through a Trust Account or by providing a Letter of Credit that meets the requirements of the New York State Insurance Department.

SECTION  II  (SETTLEMENT)
-------------------------
After termination of this Agreement under this or any article, including the natural expiry of the Agreement, if the Retrocessionaire has any residual liability to the Retrocedent, the Retrocessionaire will, at the request of the Retrocedent, furnish to the Retrocedent statements as specified in Section IB., above, and if four or more values are outside of the usual range established in the IRIS or ISI system (as applicable in accordance with Section IB., above) the Retrocedent shall have the option of an immediate settlement of all present and future obligations under this Agreement-.in accordance with Section III, below, or requiring the Retrocessionaire to fund all of the outstanding ceded liabilities through a Trust Account or by providing a Letter of Credit that meets the requirements of the New York State Insurance Department. In the event the Retrocedent elects the funding option, it shall the notify the Retrocessionaire in writing and the Retrocessionaire shall provide such funding within 15 days of such notification; however, it is agreed that the Retrocedent retains the right to require settlement in accordance with Section III at any subsequent date.

SECTION  III  (PAYMENT)
-----------------------
A. Amounts due the Retrocedent or the Retrocessionaire under this Article shall include all present and future obligations and shall include unearned premiums, outstanding losses (including IBNR), and all other balances.
B. In the event of a clean-cut termination with portfolio transfer or an immediate settlement of all present and future obligations the Retrocedent will, upon receipt of payment, provide to the Retrocessionaires a full and final release of Retrocessionaire's liability under the Agreement.
C. When requested by either party an appraisal of outstanding losses and IBNR shall be made by an disinterested actuary.
D. Settlement shall take into account adjustment for net present value. This Article shall survive the termination of this Agreement



ARTICLE  XXIII          CURRENCY  REVALUATION
--------------          ---------------------

It is agreed that underwriting to contractual and/or understanding limits will be done in terms of United States (U.S.) dollar equivalent on the basis of exchange rates in effect at the time of inception of new or renewal business or at the time an addition to an existing risk takes place. In the event there is a reduction in parity value of the U.S. dollar from that existing at the time the risk was written which results in the contractual and/or understanding limits being exceeded, the RetrocedentRetrocedent shall be held covered for such excess until next renewal of the risk, at which time underwriting will then conform to the contractual and/or understanding U.S. dollar limits in effect at the time.





IN WITNESS WHEREOF: the parties hereto have caused this Agreement to be executed by their authorized representatives.

IN:  _____________________________  THIS  _____________DAY OF _____________ 2000

NATIONAL  UNION  FIRE  INSURANCE  COMPANY  OF  PITTSBURGH,  PA


BY:  ___________________________

Title:  _________________________






And  in:     this  _____________day  of  _____________  2000


                        GRANITE REINSURANCE COMPANY, LTD.


BY:  _________________________

Title:_______________________

NUCLEAR  INCIDENT  EXCLUSION  CLAUSE  -  PHYSICAL  DAMAGE - REINSURANCE - U.S.A.
1. This Reinsurance does not cover any loss or liability accruing to the Reassured, directly or indirectly, and whether as Insurer or Reinsurer, from any Pool of Insurers or Reinsurer formed for the purpose of covering Atomic or Nuclear Energy risks.
2. Without in any way restricting the operation of paragraph (1) of this clause, this Reinsurance does not cover any loss or liability accruing to the Reassured, directly or indirectly and whether as Insurer or Reinsurer, from any insurance against Physical Damage (including business interruption or consequential loss arising out of such Physical Damage) to:
I. Nuclear reactor power plants including all auxiliary property on the site, or
II. Any other nuclear reactor installation, including laboratories handling radioactive materials in connection with reactor installations, and "critical facilities" as such, or
III. Installations for fabricating complete fuel elements or for processing substantial quantities of "special nuclear material", and for reprocessing, salvaging, chemically separating, storing or disposing of "spent" nuclear fuel or waste materials, or
IV. Installations other than those listed in paragraph (2) III above using substantial quantities of radioactive isotopes or other products of nuclear fission.
3. Without in any way restricting the operations of paragraphs (1) and (2) hereof, this Reinsurance does not cover any loss or liability by radioactive contamination accruing to the Reassured, directly or indirectly, and whether as Insurer or Reinsurer, from any insurance on property which is on the same site as a nuclear reactor power plant or other nuclear installation and which normally would be insured therewith except that this paragraph (3) shall not operate
(a) where Reassured does not have knowledge of such nuclear reactor power plant or nuclear installation, or
(b) where said insurance contains a provision excluding coverage for damage to property caused by or resulting from radioactive contamination, however caused. However on and after 1st January 1960 this sub-paragraph (b) shall only apply provided the said radioactive contamination exclusion provision has been approved by the Governmental Authority having jurisdiction thereof.
4.     Without  in any way restricting the operations of paragraphs (1), (2) and
(3) hereof, this Reinsurance does not cover any loss or liability by radioactive contamination accruing to the Reassured, directly or indirectly, and whether as Insurer or Reinsurer, when such radioactive contamination is a named hazard specifically insured against.
5. It is understood and agreed that this clause shall not extend to risks using radioactive isotopes in any form where the nuclear exposure is not considered by the Reassured to be the primary hazard.

6. The term "special nuclear material" shall have the meaning given it in the Atomic Energy Act of 1954 or by any law amendatory thereof.
7.     Reassured  to  be  sole  judge  of  what  constitutes:
(a)     substantial  quantities,  and
(b)     the  extent  of  installation,  plant  or  site.
Note: Without in any way restricting the operation of paragraph (1) hereof, it is understood and agreed that
(a) all policies issued by the Reassured on or before 31st December 1957 shall be free from the application of the other provisions of this Clause until expiry date or 31st December 1960 whichever first occurs whereupon all the provisions of this Clause shall apply.
(b) with respect to any risk located in Canada policies issued by the Reassured on or before 31st December 1958 shall be free from the application of the other provisions of this Clause until expiry date or 31st December 1960 whichever first occurs whereupon all the provisions of this Clause shall apply. 12/12/57
NMA  1119
NOTES:     Wherever  used  herein  the  terms:
"Reassured" shall be understood to mean "Company", "Reinsured ", "Reassured" or whatever other term is used in the attached reinsurance document to designate the reinsured company or companies.
"Agreement" shall be understood to mean "Agreement", "Contract", "Policy" or whatever other term is used to designate the attached reinsurance document. "Reinsurer" shall be understood to mean "Reinsurer", "Underwriters" or whatever other term is used in the attached reinsurance document to designate the reinsurer or reinsurers.

NUCLEAR  INCIDENT  EXCLUSION  CLAUSE  -  PHYSICAL  DAMAGE - REINSURANCE - CANADA
1. This Agreement does not cover any loss or liability accruing to the Reinsured directly or indirectly, and whether as Insurer or Reinsurer, from any Pool of Insurers or Reinsurer formed for the purpose of covering Atomic or Nuclear Energy risks.
2. Without in any way restricting the operation of paragraph 1 of this clause, this Agreement does not cover any loss or liability accruing to the Reinsured, directly or indirectly, and whether as Insurer or Reinsurer, from any insurance against Physical Damage (including business interruption or consequential loss arising out of such Physical Damage) to:
(1)     Nuclear  reactor  power  plants  including all auxiliary property on the site,  or
(2) Any other nuclear reactor installation, including laboratories handling radioactive materials in connection with reactor installations, and critical facilities as such, or
(3) Installations for fabricating complete fuel elements or for processing substantial quantities of radioactive materials, and for reprocessing, salvaging, chemically separating, storing or disposing of spent nuclear fuel or waste materials, or
(4) Installations other than those listed in (3) above using substantial quantities of radioactive isotopes or other products of nuclear fission.
3. Without in any way restricting the operation of paragraphs 1 and 2 of this clause, this Agreement does not cover any loss or liability by radioactive contamination accruing to the Reinsured, directly or indirectly, and whether as Insurer or Reinsurer, from any insurance on property which is on the same site as a nuclear reactor power plant or other nuclear installation and which normally would be insured therewith, except that this paragraph 3 shall not operate:
(a) where the Reinsured does not have knowledge of such nuclear reactor power plant or nuclear installation, or
(b) where the said insurance contains a provision excluding coverage for damage to property caused by or resulting from radioactive contamination, however caused.
4. Without in any way restricting the operation of paragraphs 1, 2 and 3 of this clause, this Agreement does not cover any loss or liability by radioactive contamination accruing to the Reinsured, directly or indirectly, and whether as Insurer or Reinsurer, when such radioactive contamination is a named hazard specifically insured against.
5. This clause shall not extend to risks using radioactive isotopes in any form where the nuclear exposure is not considered by the Reinsured to be the primary hazard.
6. The term "radioactive material" means uranium, thorium, plutonium, neptunium, their respective derivatives and compounds, radioactive isotopes of other elements and any other substances which may be designated by or pursuant to any law, act or statute, or law amendatory thereof as being prescribed substances capable of releasing atomic energy, or as being requisite for the production, use or application of atomic energy.
7.     Reinsured  to  be  sole  judge  of  what  constitutes:
(a)     substantial  quantities,  and
(b)     the  extent  of  installation,  plant  or  site.
8. Without in any way restricting the operation of paragraphs 1, 2, 3 and 4 of this clause, this Agreement does not cover any loss or liability accruing to the Reinsured, directly or indirectly, and whether as Insurer or Reinsurer caused:
(a) by any nuclear incident as defined in or pursuant to the Nuclear Liability Act or any other nuclear liability act, law or statute, or any law amendatory thereof or nuclear explosion, except for ensuing loss or damage which results directly from fire, lightning or explosion of natural, coal or manufactured gas;
by  contamination  by  radioactive  material.
NOTE: Without in any way restricting the operation of paragraphs 1, 2, 3 and 4 of this clause, paragraph 8 of this clause shall only apply to all original contracts of the Reinsured whether new, renewal or replacement which become effective  on  or  after  December  31,  1992.
NMA  1980a  (01.04.96)
Form  approved  by  Lloyd's  Underwriters'  Non-Marine  Association  Limited.
NOTES:     Wherever  used  herein  the  terms:
"Reassured" shall be understood to mean "Company", "Reinsured ", "Reassured" or whatever other term is used in the attached reinsurance document to designate the reinsured company or companies.
"Contract" shall be understood to mean "Agreement", "Contract", "Policy" or whatever other term is used to designate the attached reinsurance document. "Reinsurer" shall be understood to mean "Reinsurer", "Underwriters" or whatever other term is used in the attached reinsurance document to designate the reinsurer or reinsurers.

                               GORAN CAPITAL INC.

                          ANNUAL REPORT TO SHAREHOLDERS

                                DECEMBER 31, 2001




CORPORATE  PROFILE

Goran Capital Inc. ("Goran") owns subsidiaries engaged in a number of business activities. The most extensive of these is the property and casualty insurance business conducted in the United States, Canada and Barbados, on both a direct and reinsurance basis through a number of subsidiaries collectively referred to in this report as Goran. The common stock of Goran trades on The Toronto Stock Exchange under the symbol "GNC" and the OTC Bulletin Board under the symbol "GNCNF.OB".

Goran owns 73.1% of Symons International Group, Inc. ("SIG") which trades on the OTC Bulletin Board under the symbol "SIGC.OB". SIG owns insurance companies principally engaged in the nonstandard automobile insurance market.

Superior Insurance Company and Pafco General Insurance Company underwrite nonstandard automobile insurance in the United States. Nonstandard automobile insurance is marketed and sold through independent agents to drivers who are unable to obtain coverage from insurers at standard or preferred rates.

Prior to 2001, the Company was also engaged in the crop insurance business. On June 6, 2001, the Company exited the crop insurance business when it sold the crop insurance operations of IGF Insurance Company to a third party. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

Granite Reinsurance Company Ltd. underwrites finite (limited risk) reinsurance in Bermuda, the United States and Canada.


All dollar amounts shown in this report are in U.S. currency unless otherwise indicated. The conversion rates between U.S. and Canadian dollars for transactions occurring during the year 2001 was 1.5490 and for balances as of December 31, 2001 the rate is 1.5911.




TABLE OF CONTENTS                                                                          Page
Financial Highlights . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2
President's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Management's Discussion and Analysis of Financial Condition and Results of Operations. . . .  6
Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . 21
Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 46
Stockholder Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 47
Board of Directors and Executive Officers. . . . . . . . . . . . . . . . . . . . . . . . . . 48
Subsidiaries and Branch Offices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 49


FINANCIAL  HIGHLIGHTS  (1)
(In  thousands,  except  per  share  data)
For  the  years  ended  December  31,

                                                                            2001       2000       1999       1998       1997
                                                                          ---------  ---------  ---------  ---------  ---------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . .  $193,186   $182,099   $236,401   $303,745   $322,581

Net operating earnings (loss) from continuing operations (2) . . . . . .  $(20,761)  $(12,417)  $(49,883)  $    471   $ 11,680

Net earnings (loss) from discontinued operations . . . . . . . . . . . .  $ (2,156)  $(17,041)  $(15,373)  $ (9,421)  $ 10,015
Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $(34,093)  $(80,265)  $(62,373)  $(11,936)  $ 12,438

Basic operating earnings (loss) per share from continuing operations (2)  $  (3.64)  $  (2.13)  $  (8.49)  $   0.08   $   2.09

Basic earnings (loss) per share from discontinued operations . . . . . .  $  (0.38)  $  (2.93)  $  (2.61)  $  (1.61)  $   1.79
Basic earnings (loss) per share. . . . . . . . . . . . . . . . . . . . .  $  (5.99)  $ (13.79)  $ (10.61)  $  (2.04)  $   2.22
Stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . .  $(89,146)  $(72,668)  $(12,887)  $ 49,725   $ 60,332
Return on average equity (3) . . . . . . . . . . . . . . . . . . . . . .       N/A        N/A        N/A     (21.7%)      23.1%
Book value (deficit) per share . . . . . . . . . . . . . . . . . . . . .  $ (15.65)  $ (12.48)  $  (2.19)  $   8.51   $  10.79
Market Value per share . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.61   $   0.34   $   2.00   $  10.38   $  29.41

1)     The  financial  statements of the Company have been prepared in accordance with Canadian GAAP presented in U.S. dollars.
2)     Operating  earnings and per share amounts exclude amortization, interest, taxes, deferred income, realized capital gains and  losses,  minority  interest,  and  any  extraordinary  items.
3)     Return  on  average equity cannot be calculated due to the accumulated deficit in stockholders' equity in 2001 and 2000.







CORPORATE STRUCTURE

GRANITE  REINSURANCE   SYMONS  INT'L    GRANITE  INSURANCE    SYMONS  INT'L
COMPANY  LTD           GROUP,  INC      COMPANY               GROUP (FLORIDA) INC
BARBADOS               INDIANA          CANADA                FLORIDA
100% OWNED             73.1 % OWNED     100% OWNED            100%  OWNED

        SUPERIOR  INSURANCE       IGF  HOLDING,  INC
      GROUP MANAGEMENT  INC

       SUPERIOR INSURANCE         IGF  INSURANCE  COMPANY
          GROUP,  INC.

 PAFCO  GENERAL        SUPERIOR  INSURANCE
INSURANCE  COMPANY          COMPANY

       SUPERIOR  AMERICAN   SUPERIOR  GUARANTY
       INSURANCE  COMPANY   INSURANCE  COMPANY

President's  Report  to  Shareholders
-------------------------------------

Dear  Fellow  Shareholder:

Our company is principally engaged in the insurance business through its investments in various companies located in the United States, Canada, and Barbados. The results of our operations have, in general, been very disappointing, principally due to poor industry conditions. However, one of our investments has continued to do well.

Granite Reinsurance Company Ltd. (Granite Re) started in 1990 and has been an exceptional success, making a profit in almost every year since its inception. Total earnings since inception are approximately $24.2 million. Recently, we filed to have Granite Re rated by A.M. Best and expect to promote the company to a broader geographic area during a hardening market.

Granite Insurance Company (Granite) is a Canadian-licensed insurance company. We sold all of its business in 1990 in order to focus on our US investments. Nonetheless, Granite has been profitable in most of the years since it ceased writing business in 1990. Recently, the Canadian property/casualty market has experienced more attractive pricing and we see numerous opportunities for writing profitable business. We are presently working with the government of Canada to reactivate Granite as an operating property/casualty company.

The Company's investment in the US operations started off exceptionally well, but over the last four years has done very poorly. The non-standard automobile insurance industry started to deteriorate in 1998, seeing combined ratios exceeding 110% by 2000. Being a highly-leveraged non-standard auto insurance writer, losses were much greater than most of our competitors. When business is good, it is very good and when it is bad, it is very bad.

We replaced all of senior management and most of middle management of the non-standard operations during 2000 and early 2001 Under new management's guidance, we've taken the following steps:

-     reduced  premium  volume  to  write  in  more  profitable  areas
-     raised  premium  rates  (by  almost  30%  since  the  beginning  of  2000)
-     opened  regional offices to improve service and enhance claims settlements
-     designed  and  implemented  a  new  operating  system
-     improved  staff  and  financial  management
-     improved  claims  management

We've done everything that common sense tells us to do. Unfortunately, the turnaround has not been as quick as we expected. We are hopeful that results will prove positive in 2002.

IGF Insurance Company (IGF) was the fourth largest crop insurance company until certain brokers in California and a third-party insurance company caused the crop operation to lose substantial amounts of money under a product called AgPi. While we have lawsuits pending against the brokers and the third-party insurance company, the devastation to IGF's surplus put it in a position where we had to dispose of the operations. Specifically, IGF sold its book of business, operating systems, and furniture and fixtures to Acceptance on June 6, 2001 in exchange for approximately $21 million.

As part of the Acceptance transaction, Symons International Group, Inc. (SIG) and a number of its employees entered into stringent non-competition agreements which essentially bar the parties from re-entering the crop insurance business.

Also as part of the Acceptance transaction, Goran Capital Inc. (Goran) and three of its key principals entered into equally stringent non-competition agreements. In return, Goran received $4.5 million in non-compete compensation.

Also as part of the Acceptance transaction, Granite Re took on reinsurance obligations of the crop insurance program of Acceptance, including the IGF former book, for the next five years. In order to increase the cash paid to IGF at closing, Granite Re undertook a $9 million guarantee for the full five years. In return, Granite Re will receive $3 million a year.

Overall, the sale of the crop insurance activities was a sad day as we enjoyed the business. However, it has allowed us to run off the crop insurance company while continuing our efforts to recover monies, through the legal process, in compensation for the damages caused by certain of the aforementioned parties. I remain hopeful that right will overcome wrong and that we will receive substantial damage awards as a result of our lawsuits.

Granite is involved in an action against Toronto Dominion Bank for recovery of monies improperly taken from Granite in 1989. We expect a favorable resolution of this lawsuit within the next couple of years which would result in a substantial increase in the shareholder value of Goran.

The Company's non-standard auto operations, now concentrated in the key states of California, Florida, Virginia, Colorado, and Georgia, are migrating to a new, internally-built operating system that will reduce overhead costs and bad debt expenses and improve our loss ratios. We expect to finally see a return to profitable operating results from our non-standard auto segment.

Goran invested $150,000 in December, 2001 to acquire the assets of a managing general agency in Boca Raton, Florida. The agency, now doing business as Symons International Group (Florida), Inc. (SIGF) has 6 staff and for 2001 brokered over $9 million in gross written premiums. SIGF handles the needs of insurance agents who require insurance coverage that is unique or for which the agent lacks capacity. Goran is continuing to seek out new opportunities to invest in or expand its non-standard reinsurance and MGA business.

As a final note, I wish to thank all the employees of Goran and its subsidiaries, which now number 338, and the Goran and SIG Boards of Directors for working so diligently over the last four years in our efforts to improve results.


Yours  truly,

Alan  G.  Symons
President  and  Chief  Executive  Officer

SELECTED  CONSOLIDATED  HISTORICAL  FINANCIAL  DATA
OF  GORAN  CAPITAL  INC.

The selected consolidated financial data presented below is derived from the consolidated financial statements of the Company and its Subsidiaries for the year ended December 31. This information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included elsewhere in this Report. All information is in thousands, except share, per share, and ratio data.



                                               2001       2000       1999       1998       1997
                                             ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
                                                   (4)
Gross Premiums Written. . . . . . . . . . .  $193,186   $182,099   $236,401   $303,745   $322,581
Net Premiums Earned . . . . . . . . . . . .   108,197    145,532    261,800    281,276    255,746
Fee Income. . . . . . . . . . . . . . . . .    12,425     14,239     15,335     16,431     15,545
Net Investment Income . . . . . . . . . . .     6,998     12,171     13,125     13,126     12,586
Income (loss) from Continuing Operations. .  $(31,937)  $(63,224)  $(47,000)  $ (2,515)  $  2,423
Income (loss) from Discontinued Operations.  $ (2,156)  $(17,041)  $(15,373)  $ (9,421)  $ 10,015
                                             ---------  ---------  ---------  ---------  ---------
Net Income (Loss) . . . . . . . . . . . . .  $(34,093)  $(80,265)  $(62,373)  $(11,936)  $ 12,438
                                             =========  =========  =========  =========  =========

PER COMMON SHARE DATA:
Basic Income (Loss) from Continuing
  Operations. . . . . . . . . . . . . . . .  $  (5.61)  $ (10.86)  $  (8.00)  $  (0.43)  $   0.43
Basic Income (loss) from Discontinued
  Operations. . . . . . . . . . . . . . . .  $  (0.38)  $  (2.93)  $  (2.61)  $  (1.61)  $   1.79
Basic Net  Income (Loss). . . . . . . . . .  $  (5.99)  $ (13.79)  $ (10.61)  $  (2.04)  $   2.22
Basic Weighted Average Shares Outstanding .     5,696      5,822      5,876      5,841      5,591

GAAP RATIOS:
Loss and LAE Ratio (1). . . . . . . . . . .      88.0%      78.2%      92.6%      81.2%      76.0%
Expense Ratio (2) . . . . . . . . . . . . .      37.7%      38.7%      31.5%      23.3%      24.3%
Combined Ratios (3) . . . . . . . . . . . .     125.7%     116.9%     124.1%     104.5%     100.3%

CONSOLIDATED BALANCE SHEET DATA:
Investments . . . . . . . . . . . . . . . .  $113,795   $148,890   $225,168   $236,144   $231,130
Total Assets. . . . . . . . . . . . . . . .   503,955    440,032    519,922    570,989    560,848
Losses and LAE. . . . . . . . . . . . . . .    84,876    113,149    157,425    140,484    135,087
Trust Preferred Securities. . . . . . . . .    94,540    112,000    135,000    135,000    135,000
Total Shareholders' Equity (Deficit). . . .   (89,146)   (72,668)   (12,887)    49,725     60,332
Book Value (Deficit) Per Share. . . . . . .  $ (15.65)  $ (12.48)  $  (2.19)  $   8.51   $  10.79


(1)     Loss  and  LAE  ratio:  The ratio of loss and loss adjustment expenses incurred during the period,  as  a  percentage  of  premiums  earned.
(2)     Expense  ratio:  The ratio of policy acquisition, general and administrative expenses less billing  fees,  as  a  percentage  of  premiums  earned.
(3)     Combined  ratio:  The sum of the loss and LAE ratio plus the expense ratio as a percentage of  premiums  earned.
(4)     Loss  from  continuing operations for the year 2000 includes a write-down of $33.5 million for  goodwill.  See  Note  6  to the consolidated financial statements for additional information.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
AND  RESULTS  OF  OPERATIONS

FORWARD-LOOKING  STATEMENTS

All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) general economic conditions, including prevailing interest rate levels and stock market performance; (ii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and (iii) the factors described in this section and elsewhere in this report.

OVERVIEW

Goran Capital, Inc. (the "Company" or "Goran") owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. The Company's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF").

STRATEGIC  ALIGNMENT

As previously announced, in the fourth quarter of 2000, management initiated a strategic review of the Company's U.S. operations. This review resulted in a plan to divest of the Company's crop insurance segment, allowing management to focus on nonstandard automobile insurance. In June 2001, the Company sold its crop insurance segment and adopted a plan to wind-down the remaining crop insurance segment obligations.

Accordingly, financial results of the crop insurance segment are presented as discontinued operations in the Company's financial statements. Continuing operations of the Company consist primarily of the nonstandard automobile insurance segment.

NONSTANDARD  AUTOMOBILE  INSURANCE  OPERATIONS

Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty"), Superior American Insurance Company ("Superior American") and IGF, are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. The Company offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment, for example, expanding when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

RESULTS  OF  OPERATIONS

CONSOLIDATED  OVERVIEW

Years  Ended  December  31,  2001  and  2000

For the year 2001, the Company reported a loss on continuing operations of $(31,937,000) or $(5.61) per share (basic and diluted). Loss on continuing operations for the year 2000 was $(63,224,000) or $(10.86) per share (basic and diluted), which includes a one-time write down of goodwill in the amount of $33,464,000. Loss before income taxes and distributions on minority interest was $(21,568,000) and $(53,347,000) for 2001 and 2000, respectively. Operating earnings (loss) from continuing operations, measured as income (loss) before amortization, interest, taxes, realized capital gains and losses and minority interest was $(20,761,000) or $(3.64) per share (basic and diluted) in 2001 and $(12,417,000) or $(2.13) per share in 2000 (basic and diluted). Premium rate increases, reductions in the expense ratio, and the decrease in gross written premiums are the primary factors contributing to the reduction in losses for 2001.

The loss from discontinued operations was $(2,156,000) and $(17,041,000) for 2001 and 2000, respectively. Underwriting losses and operating costs in excess of original estimates contributed to the losses in 2001.

The Company is continuing to seek and implement rate increases and other underwriting actions to achieve profitability. A number of systems have been automated and service problems have been eliminated or significantly reduced. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue. See "Liquidity and Capital Resources" for further discussion of recent trends and uncertainties that are reasonably likely to have a material effect on the Company's financial condition and results of operations.

Years  Ended  December  31,  2000  and  1999

For the year 2000, the Company reported a loss on continuing operations of $(63,224,000) or $(10.86) per share (basic and diluted) which includes a one-time write down of goodwill in the amount of $33,464,000. Loss on continuing operations for the year 1999 was $(47,000,000) or $(8.00) per share. Loss before income taxes and distribution on minority interest was $(53,347,000) and $(52,033,000) for 2000 and 1999, respectively. Operating earnings (loss) from continuing operations, measured as income/(loss) before amortization, interest, taxes, realized capital gains and losses, minority interest, and any extraordinary items, was $(12,417,000) or $(2.13) per share (basic and diluted) in 2000 and $(49,883,000) or $(8.49) per share in 1999 (basic and diluted). Premium rate increases and reductions in loss ratios are the primary factors contributing to the reduction in losses of 2000.

Discontinued operations reported losses of $(17,041,000) and $(15,373,000) for 2000 and 1999, respectively. Underwriting losses and operation costs in excess of administrative expense reimbursements contributed to the losses.

GORAN  CAPITAL  INC.

Goran Capital Inc. is an investment holding company that holds subsidiary investments and engages in the identification and evaluation of potential investment opportunities. The net loss for 2001 and 2000 was $5,187,000 and $1,252,000, respectively. The increased loss is attributable mainly to legal costs and an increase in reserves for uncollectibility of certain loans. Net cash flow for 2001 and 2000 was $2,421,000 and $(16,000), respectively.

SYMONS  INTERNATIONAL  GROUP,  INC.

Years  Ended  December  31,  2001  and  2000

Gross  Premiums  Written

Gross premiums written have decreased 7.7% or $13,369,000 in 2001 from 2000 levels. Premium rate increases of approximately 24.8% were implemented throughout 2001 that were offset by a reduction in policies in force of 23.3%. In addition, the decline in gross premiums resulted from SIG exiting certain highly competitive markets and instituting other underwriting initiatives intended to increase profitability, which had the effect of reducing premium. Regulatory action in certain states also limited premium written.

Net  Premiums  Written

Net premiums written represent the portion of premiums retained by SIG after consideration for risk sharing through reinsurance contracts. As a result of losses in SIG's insurance subsidiaries and to manage overall risk retention, SIG entered into a reinsurance agreement to cede a portion of its gross written premiums to a third party. During 2001, SIG ceded approximately 54% of its gross written premiums on new and renewal business, under a quota share reinsurance contract that was effective January 1, 2000, to the reinsurers. In addition, SIG ceded a portion of its unearned premium reserve bringing the total cession to 79% in 2001.

Net  Premiums  Earned

Net  premiums  earned decreased 44.1% or $60,759,000 for the year ended December
31, 2001 as compared to the same period in 2000. Premiums are earned ratably over the term of the underlying insurance contracts. The reduction in net premiums earned reflects the overall reduction in gross premiums written and the increase in ceded premiums.

Fee  Income

Fee income is derived from installment billings and other services provided to policyholders. For the year ended December 31, 2001, fee income decreased 13.0% or $1,845,000. The reduction in fee income is attributed to the reduction of insurance policies in force of 23.3% and the overall decline in written premium.

Net  Investment  Income

Net investment income decreased 37.6% or $3,788,000 in 2001 as compared to 2000. This decrease is reflective of the decline in invested assets during a period of declining premiums and the liquidation of investments to pay prior year losses settled in 2001. Furthermore, return on investments deteriorated due to a highly volatile market dominated by unfavorable economic conditions due to the worldwide recession and fallout from the September 2001 terrorist attacks.

Net  Realized  Capital  Losses

Net realized capital losses were $(1,185,000) in 2001 as compared to net realized capital losses of $(5,972,000) in 2000. Capital losses resulted from the liquidation of longer duration fixed income securities in 2001 in order to rebalance the investment activities in the portfolio. These transactions resulted in higher cash proceeds that were reinvested in shorter duration investment instruments. Capital losses were also realized due to the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

Losses  and  LAE

The loss and LAE ratio for SIG for the year ended December 31, 2001, was 91.5% of net premiums earned as compared to 82.3% of net premiums earned for 2000. A portion of LAE, unallocated loss adjustment expense ("ULAE") is not ceded as part of the quota share reinsurance contract mentioned above and accounts for approximately four percentage points of the increased loss ratio in 2001 with the remainder of the increase due to adverse current loss expense.

Policy  Acquisition  and  General  and  Administrative  Expense

SIG reduced policy acquisition and general and administrative expenses for the year 2001 to $40,535,000 from the 2000 level of $67,538,000, a reduction of approximately 40%. This reduction reflects the decline in gross written premiums, an increase in ceding commissions associated with the quota share reinsurance contract and overall operating expense reduction initiatives. As a percentage of gross premiums earned, the Company experienced a decrease in its operating expense ratio, net of fee income, from 38.8% in 2000 to 36.7% in 2001. This decrease in the expense ratio is the result of reduced operating expense initiatives and an increase in ceding commissions earned under the quota share reinsurance contract.

Amortization  of  Intangibles

Amortization  expense  decreased  by  $34,806,000  in 2001, as compared to 2000.
This  reflects  the  write  down  of  goodwill  to  zero  at  December 31, 2000.

Income  Taxes

At December 31, 2001 SIG's net deferred tax assets are fully offset by a 100% valuation allowance that resulted in no tax benefit in 2001.

Years  Ended  December  31,  2000  and  1999

Gross  Premiums  Written

Gross premiums written decreased 26.2% or $61,940,000 in 2000 from 1999 levels. Premium rate increases of approximately 14% were implemented throughout 2000 that were offset by a 29% reduction in policies in force. The reduction in written premiums was further affected by a shift during the second quarter of 2000 to writing a higher mix of six-month policies while management evaluated rate adequacy.

Net  Premiums  Written

Net premiums written represent the portion of premiums retained by SIG after consideration for risk sharing through reinsurance contracts. As a result of losses in SIG's insurance subsidiaries and to manage overall risk retention, a reinsurance agreement was negotiated to cede a portion of the gross written premiums to a third party. SIG ceded approximately 45% of its gross written premiums in 2000 under a quota share reinsurance contract that was effective January 1, 2000.

Net  Premiums  Earned

Premiums are earned ratably over the term of the underlying insurance contracts. The reduction in net premiums earned is reflective of the overall reduction in gross premiums written and the increase in ceded premiums.

Fee  Income

Fee income is derived from installment billings and other services provided to policyholders. The reduction in fee income of 6.9% in the year 2000 is attributed to the 29% reduction of insurance policies in force, offset by earned fee rate increases from 1999.

Net  Investment  Income

Net investment income decreased 17.7% in 2000 as compared to 1999. This reflects the decline in invested assets during a period of declining premiums and the payout of prior year losses when settled in 2000.

Net  Realized  Capital  Losses

Net realized capital losses were $5,972,000 in 2000 as compared to $324,000 in 1999. Capital losses were realized in 2000 due to the liquidation and reinvestment of a portion of the equity portfolio during the year as well as continued liquidation of investments to fund operations during a period of declining premiums.

Losses  and  LAE

The loss and LAE ratio was 82.3% for 2000 as compared to 92.7% for 1999. SIG estimates the accident year 2000 gross loss and LAE ratio to be 85.6% as compared to its current estimate of 84.8% for accident year 1999. Accident year 1999 reserves developed favorably during 2000. As a result, the current estimate for accident year 1999 is 4.5 percentage points lower than projected as of year-end 1999. SIG also experienced favorable development on accident years 1998 and prior.

Policy  Acquisition  and  General  and  Administrative  Expense

SIG reduced policy acquisition and general and administrative expenses 28.1% during 2000 to $67,538,000 from $93,922,000 in 1999. This reduction reflects a 26.2% decline in gross written premiums, an increase in ceding commissions associated with the quota share reinsurance contract, and overall operating expense reductions. As a percentage of net premiums earned, SIG experienced an increase in its operating expense ratio net of billing fees from 31.6% to 38.8%. This increase was the result of SIG ceding 45% of its gross written premium under a quota share reinsurance contract and the 44.8% decline in earned premiums.

Amortization  of  Intangibles

Amortization expense increased in 2000 due to an impairment charge on the carrying value of goodwill resulting from the Superior Insurance Group Management, Inc. ("Superior Group Management") acquisition in 1997. The impairment charge and amortization expense recognized in 2000 was $34,806,000. Amortization of debt acquisition costs of $171,000 comprises the balance of the year 2000 expense.

Income  Taxes

The variance in the rate from the federal statutory rate of 35%, before the effect of a valuation allowance on deferred tax assets, is primarily due to nondeductible goodwill amortization and alternative minimum taxes.

At December 31, 2000 SIG's net deferred tax assets were fully offset by a valuation allowance. Therefore, the Company has not recognized the benefit of tax losses carried forward. Earnings in future periods will result in no income tax expense until the current operating loss carryforwards are utilized.

SYMONS  INTERNATIONAL  GROUP  (FLORIDA)  INC.

Goran's wholly-owned subsidiary, Symons International Group (Florida) Inc. ("SIGF") is engaged in several lines of business, including a property/casualty insurance brokerage and a flood insurance brokerage. The property casualty/insurance brokerage operations were acquired effective on November 1, 2001 via an asset purchase transaction.

Historically, SIGF was a specialized surplus lines underwriting unit. By late 1998, SIGF's operations no longer fit the Company's strategic operating plan of concentrating on the business segments of nonstandard automobile and reinsurance. Accordingly, the majority of the book of business was sold effective January 1, 1999. A small amount of premium remained after the sale. The premium volume from this operation was $1,218,000, $1,619,000 and $6,427,000 as of December 31, 2000, 1999 and 1998, respectively. The net loss was $48,000, $861,000 and $2,937,000 as of December 31, 2000, 1999 and 1998, respectively.

GRANITE  INSURANCE  COMPANY

Granite Insurance Company ("Granite") is a Canadian federally licensed insurance company which is presently servicing its investment portfolio and seven outstanding claims. Granite stopped writing business on December 31, 1989 and sold its book of Canadian business in June 1990. The outstanding claims continue to be settled in accordance with actuarial estimates. Granite's invested assets decreased to $2.5 million from $2.8 million in 2000. This was the result of claims paid for the year. Total net outstanding claims decreased to $88,000 in 2001 from $243,000 in 2000. It is expected that the run-off of outstanding claims will be completed in 2002. Granite recorded a net gain of $827,000 in 2001, a net loss of $117,000 in 2000, and a net gain of $179,000 in
1999.

GRANITE  REINSURANCE  COMPANY  LTD.

Granite Reinsurance Company Ltd. ("Granite Re") is managed by Atlantic Security Ltd. of Bermuda and a corporate services management company in Barbados. Granite Re underwrites finite risk, stop loss and quota share reinsurance, through various programs in Bermuda, the United States and Canada. During 2001, 2000 and 1999, Granite Re participated in certain quota share and stop loss programs for the now discontinued crop operations. These programs were in accordance with third party placements.

Net premiums earned were $31.5 million in 2001, $7.8 million in 2000, and $12.7 million in 1999. Net earnings (loss) were $0.5 million in 2001, $7.5 million in 2000, and $(0.2) million in 1999. The net earnings for 2000 were primarily related to favorable development in the losses incurred on its quota share reinsurance, which is assumed from a related insurer and interest income on a book of business assumed from a nonaffiliate.

In 1998, Granite Re participated in Goran's nonstandard automobile insurance through a quota share treaty. On January 1, 1999, the nonstandard automobile treaty was commuted resulting in a return premium of $11.2 million. There was no other assumed automobile reinsurance in 1999.

Granite Re's capital and surplus was $14.8 million and $14.3 million as of December 31, 2001 and 2000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

The primary source of funds for Goran is through dividend and other funding from Granite Re, its Barbados based subsidiary.

The primary source of funds available to SIG are fees from policyholders and management fees and dividends from its subsidiaries.

Superior Insurance Group, Inc. ("Superior Group") collects billing fees charged to policyholders who elect to make their premium payments in installments. Superior Group also receives management fees under its management agreement with its insurance subsidiaries. When the Florida Department of Insurance ("FDOI") approved the acquisition of Superior by Superior Group Management, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Pafco cannot pay extraordinary dividends, within the meaning of the Indiana Insurance Code, without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, IGF and Superior are subject to review by the IDOI and FDOI.

The nonstandard automobile insurance subsidiaries' primary source of funds is premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, SIG maintains investment programs intended to provide adequate funds to pay claims. During 2001 and 2000, due to reduced premium volume, SIG has liquidated investments to pay claims. SIG historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will continue to cause SIG to shorten the duration of its investments. SIG may incur additional costs in selling longer bonds to pay claims as claim payments tend to lag premium receipts. Due to the decline in premium volume, SIG has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

On August 12, 1997, SIG issued through a wholly owned trust subsidiary
$135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years.

SIG elected to defer the semi-annual interest payments due in February and August 2000. SIG may continue to defer interest payments in accordance with the terms of the trust indenture for a period of up to five years. The unpaid interest installment amounts accrue interest at 9.5%. SIG continued the same deferral practice for the February and August payments due in 2001 and may continue this deferral practice for all payments due in 2002, 2003, and 2004. The payment due in February 2002 has been deferred.

The following table sets forth SIG's minimum required obligations under the Preferred Securities for interest and principal payments for each of the next four years and thereafter assuming all semi-annual interest payments due in 2002, 2003, and 2004 are deferred (in thousands):


                    2002   2003   2004    2005    Thereafter    Total
                    -----  -----  -----  -------  -----------  --------
Interest payments.  $   -  $   -  $   -  $96,779  $   282,150  $378,929
Principal payments      -      -      -        -      135,000   135,000
                    -----  -----  -----  -------  -----------  --------
Total due. . . . .  $   -  $   -  $   -  $96,779  $   417,150  $513,929
                    =====  =====  =====  =======  ===========  ========


The trust indenture contains certain restrictive covenants based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

- SIG may not incur additional indebtedness or guarantee additional indebtedness.
- SIG may not make certain restricted payments, including loans or advances to affiliates, common stock repurchases or dividends in excess of a stated limitation.
- SIG may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply as SIG's consolidated coverage ratio was (.90) in 2001, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG complied with these additional restrictions as of December 31, 2001 and is in compliance as of March 29, 2002. SIG discovered it was not in compliance with the covenant dealing with the percentage of investment in other than "Permitted Investments" as defined by the indenture. The indenture allows for no more than 15% of total invested assets to be in non-investment grade securities as defined above. At December 31, 2001, approximately 21% of SIG's investment portfolio was invested in equity securities and non-investment grade bonds. SIG cured the covenant violation as of March 29, 2002 via the sale of approximately $8 million of non-investment grade securities and the reinvestment of the proceeds in Permitted Investments.

During 2001, Granite Re purchased Preferred Securities bearing a principal amount of $17,460,000. During 2000, Granite Re and Granite purchased Preferred Securities bearing principal amounts of $18,000,000 and $5,000,000, respectively. As a result, the Company's balance sheet as of December 31, 2001 presents a net Preferred Securities balance of $94,540,000. The Company's total purchases of Preferred Securities resulted in a $39,690,000 increase to the Company's consolidated stockholders' equity as of December 31, 2001.

Net cash used by operating activities in 2001 aggregated $23,490,000 compared to $49,412,000 in 2000.

The Company believes cash flows in the nonstandard automobile operations from premiums, investment income and billing fees are sufficient to meet obligations to policyholders and operating expenses for the foreseeable future. This is due primarily to the lag time between receipt of premiums and the payment of claims. Accordingly, while there can be no assurance as to the sufficiency of the Company's cash flow in future periods, the Company believes that its cash flow will be sufficient to meet all of the Company's operating expenses and operating debt service (not including the Preferred Securities) for the foreseeable future.

The preceding paragraph notwithstanding, SIG has experienced, beginning in the fourth quarter of 2001 and continuing in January and February 2002, sustained adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, SIG commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, SIG has, as of the filing of this document, taken the following actions to improve the financial position and operating results of the Company:

- Eliminated reinstatements in all markets (i.e., upon policy cancellation, the insured must obtain a new policy at prevailing rates and underwriting guidelines),
- Terminated or placed on new business moratorium several hundred agents whose loss ratios were abnormally high when compared to the average for the remaining agents (these agents accounted for approximately 16% of the total gross written premium in 2001),
- Increased underwriting requirements in certain markets including: higher down payments, new policy fees, and shorter policy terms, and
- Hired a consultant with significant auto claims experience to review processes and suggest modifications to the claims function.

SIG expects the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels with a corresponding decrease in management fees payable to Superior Group, offset by reductions in operating expenses due to process changes and efficiencies.

Shareholders' equity reflected a deficit of $89.1 million at December 31, 2001, which does not reflect the statutory surplus upon which the Company conducts its various insurance operations. The Company's U.S. insurance subsidiaries, not including IGF, after the effects of codification (See Note 13), had statutory surplus of approximately $21.9 million at December 31, 2001. (See Note 13 for discussion regarding the effects of codification on statutory surplus.)

     EFFECTS  OF  INFLATION

Due to the short term that claims are outstanding in the majority of the product lines the Company underwrites, inflation does not pose a significant risk to the Company.

SIGNIFICANT  ACCOUNTING  POLICIES

The financial statements contained herein reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. Management believes that the following is the more critical judgment area in the application of our accounting policies that currently affect our financial condition and results of operations. The reserve for losses and LAE includes estimates for reported unpaid losses and LAE, including a portion attributable to losses incurred but not reported. These reserves are not discounted. Reserves are established using individual case-basis evaluations and statistical analysis as claims are reported. Those estimates are subject to the effects of trends in loss severity and frequency. While management believes the reserves make reasonable provisions for unpaid loss and LAE obligations, those provisions are necessarily based on estimates and are subject to variability. Changes in the estimated reserves are charged or credited to operations, as additional information on the estimated amount of a claim becomes known during the course of its settlement. The gross reserve for losses and LAE is reported net of anticipated receipts for salvage and subrogation. See Note 7 to the Consolidated Financial Statements for additional disclosure regarding the reserve for losses and loss adjustment expenses. The variation between the estimated loss and LAE and actual experience can be material.

PRIMARY  DIFFERENCES  BETWEEN  GAAP  AND  SAP

The financial statements contained herein have been prepared in conformity with Generally Accepted Accounting Principles ("GAAP") which differ from Statutory Accounting Practices ("SAP") prescribed or permitted for insurance companies by regulatory authorities in the following respects: (i) certain assets are excluded as "Nonadmitted Assets" under statutory accounting; (ii) costs incurred by the Company relating to the acquisition of new business are expensed for statutory purposes; (iii) the investment in wholly-owned subsidiaries is consolidated for GAAP rather than valued on the statutory equity method in which the net income or loss and changes in unassigned surplus of the subsidiaries is reflected in net income for the period rather than recorded directly to unassigned surplus; (iv) fixed maturity investments are reported at amortized cost or market value based on their National Association of Insurance Commissioners ("NAIC") rating; (v) the liability for losses and LAE and unearned premium reserves are recorded net of their reinsured amounts for statutory accounting purposes; (vi) deferred income taxes are recognized as specified by statutory guidance and (vii) credits for reinsurance are recorded only to the extent considered realizable.

NEW  ACCOUNTING  STANDARDS

The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the Accounting Practices and Procedures manual, as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and the FDOI have adopted Codification.

The changes in statutory accounting principles resulting from codification that affect SIG's insurance subsidiaries will, among other things, limit the statutory carrying value of electronic data processing equipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of SIG's insurance subsidiaries as of December 31, 2001 is $21.9 million, exclusive of IGF.

In June 2001, the Financial Accounting Standards Board (the "Board") finalized FASB Statements No. 141, Business Combinations, No. 142, Goodwill and Other Intangible Assets, and No. 143, Accounting for Asset Retirement Obligations. In August 2001, the Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. These new standards are effective in 2002 and are not expected to have a material impact on the Company's financial position or results of operations.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Insurance company investments must comply with applicable laws and regulations that prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common securities, real estate mortgages and real estate.

The investment portfolios of the Company at December 31, 2001, consisted of the following (in thousands):


                                                                       Cost or
Type of Investment                                                  Amortized Cost  Market Value
------------------------------------------------------------------  --------------  ------------
Fixed maturities:

United States Treasury securities and obligations of United States
government corporation and agencies. . . . . . . . . . . . . . . .          29,982        30,210
Obligations of states and political subdivisions . . . . . . . . .          17,536        19,438
Corporate securities . . . . . . . . . . . . . . . . . . . . . . .          29,807        28,718
                                                                    --------------  ------------
Total Fixed Maturities . . . . . . . . . . . . . . . . . . . . . .          77,325        78,366

Equity Securities:

Common Stocks. . . . . . . . . . . . . . . . . . . . . . . . . . .          21,610        18,323
Short-Term investments . . . . . . . . . . . . . . . . . . . . . .          13,266        13,266
Mortgage loans . . . . . . . . . . . . . . . . . . . . . . . . . .              --            --
Other invested assets. . . . . . . . . . . . . . . . . . . . . . .           1,594         1,594
                                                                    --------------  ------------
                                                                           113,795       111,549
                                                                    ==============  ============

The following table sets forth the composition of the fixed maturity securities portfolio of the Company by time to maturity as of December 31 (in thousands):


                                            2001                            2000
                                            ----                            ----
                                                    Percent Total                Percent Total
                                                    -------------                -------------
Time to Maturity                    Market Value    Market Value   Market Value   Market Value
----------------------------------  -------------  --------------  -------------  -------------
1 year or less . . . . . . . . . .          7,998           10.2   $      11,792          11.1%
More than 1 year through 5 years .         26,343           33.6          42,966          40.6
More than 5 years through 10 years         20,554           26.2          14,825          14.0
More than 10 years . . . . . . . .          4,091            5.2          22,724          21.5
                                    -------------  --------------  -------------  -------------
                                           58,986           75.2          92,307          87.2
Mortgage-backed securities . . . .         19,380           24.8          13,610          12.8
                                    -------------  --------------  -------------  -------------
Total. . . . . . . . . . . . . . .         78,366          100.0%  $     105,917         100.0%
                                    =============  ==============  =============  =============

The following table sets forth the ratings assigned to the fixed maturity securities of the Company as of December 31 (in thousands):


                                         2001                            2000
                                         ----                            ----
                                              Percent Total                 Percent Total
                                               -------------                 -------------
Rating(1)                      Market Value    Market Value   Market Value   Market Value
-----------------------------  -------------  --------------  -------------  -------------
Aaa or AAA. . . . . . . . . .         51,754           66.1   $      68,717          64.9%
Aa or AA. . . . . . . . . . .          3,357            4.3           3,861           3.6
A . . . . . . . . . . . . . .          9,655           12.3          12,515          11.8
Baa or BBB. . . . . . . . . .          7,617            9.7          14,861          14.0
Ba or BB. . . . . . . . . . .          4,883            6.2           5,148           4.9
Other below investment grade.          1,100            1.4             815            .8
                               -------------  --------------  -------------  -------------
Total . . . . . . . . . . . .         78,366            100%  $     105,917         100.0%
                               =============  ==============  =============  =============

(1)     Ratings are assigned by Standard & Poor's Corporation, and when not available, are based  on  ratings  assigned  by  Moody's  Investors  Service,  Inc

The investment results of the Company for the periods indicated are set forth below (in thousands):


                                                    Years Ended December 31

                                                   2001       2000       1999
                                                 ---------  ---------  ---------
Net investment income (1) . . . . . . . . . . .  $  6,998   $ 12,171   $ 13,125
Average investment portfolio (2). . . . . . . .   131,343   $187,243   $232,947
Pre-tax return on average investment portfolio.       5.3%       6.5%       5.6%
Net realized gains (losses) . . . . . . . . . .  $ (1,177)  $ (5,970)  $     44

(1) Includes dividend income received in respect of holdings of common stock.
(2) Average investment portfolio represents the average (based on amortized cost) of the beginning and ending investment portfolio.

If interest rates were to increase 10% from the December 31, 2001 levels, the decline in fair value of the fixed maturity securities would not significantly affect the Company's ability to meet its obligations to policyholders and debtors.

MARKET-SENSITIVE  INSTRUMENTS  AND  RISK  MANAGEMENT

The Company's investment strategy is to invest available funds in a manner that will maximize the after-tax yield of the portfolio while emphasizing the stability and preservation of the capital base. The Company seeks to maximize the total return on investment through active investment management utilizing third-party professional administrators, in accordance with pre-established investment policy guidelines established and reviewed regularly by the Board of Directors of the Company. Accordingly, the entire portfolio of fixed maturity securities is available to be sold in response to changes in market interest rate; changes in relative values of individual securities and asset sectors; changes in prepayment risks; changes in credit quality; and liquidity needs, as well as other factors.

The portfolio is invested in types of securities and in an aggregate duration, which reflect the nature of the Company's liabilities and expected liquidity needs diversified among industries, issuers and geographic locations. The Company's fixed maturity and common equity investments are substantially in public companies.

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



                                       Interest Rate Sensitivity
                                 Principal Amount by Expected Maturity
                                         Average Interest Rate
                                      (U.S. dollars in thousands)


                         2002     2003     2004     2005     2006   Thereafter    Total       12/31/01
                       -------  -------  -------  -------  -------
ASSETS
Available for sale. .  $7,586   $7,766   $7,499   $8,440   $6,901   $    39,216   $ 77,408   $  78,366
Average interest rate     7.3%     5.6%     6.6%     4.3%     6.3%          6.5%       6.1%        6.1%

LIABILITIES
Preferred securities.      --       --       --       --       --       135,000    135,000       9,000
Average interest rate      --       --       --       --       --           9.5%       9.5%        9.5%


CONSOLIDATED  BALANCE  SHEETS
As  of  December  31,  2001  and  2000
(U.S.  dollars  in  thousands,  except  share  data)

                                                                                  2001        2000
                                                                               ----------  ----------
ASSETS:
Investments:
    Fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  77,325   $ 107,827
    Equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,610      20,268
    Short-term investments, at amortized cost, which approximates market. . .     13,266      17,594
    Mortgage loans, at cost . . . . . . . . . . . . . . . . . . . . . . . . .          -       1,870
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . . . .      1,594       1,331
                                                                               ----------  ----------
Total Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    113,795     148,890
Investments in and advances to related parties. . . . . . . . . . . . . . . .      1,130       4,254
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .     11,263       3,230
Receivables, net of allowances of $1,526 and $1,940 . . . . . . . . . . . . .     47,441      54,370
Reinsurance recoverable on paid and unpaid losses, net. . . . . . . . . . . .     29,284      44,843
Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . . . . . . .     40,039      24,774
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .        763       6,454
Property and equipment, net of accumulated depreciation . . . . . . . . . . .      9,907      12,400
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,376       4,983
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,421       3,784
Assets of discontinued operations . . . . . . . . . . . . . . . . . . . . . .    115,900     132,050
                                                                               ----------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 376,319   $ 440,032
                                                                               ==========  ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT:
LIABILITIES:
    Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . .  $  84,876   $ 113,149
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . .     59,216      62,386
    Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . . . . .     58,868      63,632
    Distributions payable on preferred securities . . . . . . . . . . . . . .     23,252      15,263
Deferred Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,250           -
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,563      14,904
    Liabilities of discontinued operations. . . . . . . . . . . . . . . . . .    115,900     131,366
                                                                               ----------  ----------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    370,925     400,700
                                                                               ----------  ----------
MINORITY INTEREST:
Company-obligated mandatorily redeemable preferred stock of trust subsidiary
 holding solely parent debentures . . . . . . . . . . . . . . . . . . . . . .     94,540     112,000
                                                                               ----------  ----------
STOCKHOLDERS' DEFICIT:
Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,502      19,132
Contributed surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42,465      23,748
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . .       (763)       (291)
Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (149,350)   (115,257)
                                                                               ----------  ----------
TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . . . . . . . . .    (89,146)    (72,668)
                                                                               ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . .  $ 376,319   $ 440,032
                                                                               ==========  ==========

The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.


CONSOLIDATED  STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2001,  2000,  and  1999
(U.S.  dollars  in  thousands,  except  per  share  data)


                                                                                 2001       2000       1999
                                                                              ----------  ---------  ---------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 193,186   $182,099   $236,401
Less ceded premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (106,324)   (78,637)     7,361
                                                                              ----------  ---------  ---------
NET PREMIUMS WRITTEN . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  86,862   $103,462   $243,762
                                                                              ==========  =========  =========
NET PREMIUMS EARNED. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 108,197   $145,532   $261,800
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,425     14,239     15,335
Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,998     12,171     13,125
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,750          -          -
Net realized capital gain (loss) . . . . . . . . . . . . . . . . . . . . . .     (1,177)    (5,970)        44
                                                                              ----------  ---------  ---------
TOTAL REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    128,193    165,972    290,304
                                                                              ----------  ---------  ---------
Expenses:
Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . . . .     95,216    113,768    242,408
Policy acquisition and general and administrative expenses . . . . . . . . .     53,165     70,591     97,735
Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . . . .      1,380     34,960      2,194
                                                                              ----------  ---------  ---------
TOTAL EXPENSES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    149,761    219,319    342,337
                                                                              ----------  ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . .    (21,568)   (53,347)   (52,033)
                                                                              ----------  ---------  ---------
Income taxes:
Current income tax expense (benefit) . . . . . . . . . . . . . . . . . . . .          -        487       (765)
Deferred income tax expense (benefit). . . . . . . . . . . . . . . . . . . .          -     (2,636)     7,183
                                                                              ----------  ---------  ---------
TOTAL INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     (2,149)     6,418
                                                                              ----------  ---------  ---------
LOSS FROM CONTINUING OPERATIONS BEFORE
MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (21,568)   (51,198)   (58,451)
Minority Interest:
Earnings in consolidated subsidiary. . . . . . . . . . . . . . . . . . . . .          -         --     19,787
Distributions on preferred securities, net of tax of nil in 2001 and 2000,
4,489 in 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (10,369)   (12,026)    (8,336)
                                                                              ----------  ---------  ---------
LOSS FROM CONTINUING OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .    (31,937)   (63,224)   (47,000)
Discontinued Operations:
Loss on disposal of discontinued segment less applicable taxes of nil. . . .          -       (900)         -
Loss from operations of discontinued segment, less applicable income
taxes of nil in 2001, 2000 and 1999. . . . . . . . . . . . . . . . . . . . .     (2,156)   (16,141)   (15,373)
                                                                              ----------  ---------  ---------
LOSS FROM DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . . . . . .     (2,156)   (17,041)   (15,373
                                                                              ----------  ---------  ---------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (34,093)  $(80,265)  $(62,373)
                                                                              ==========  =========  =========
Weighted average shares outstanding - basic and fully diluted. . . . . . . .      5,696      5,822      5,876
                                                                              ==========  =========  =========
Net loss from continuing operations per share - basic and fully diluted. . .  $   (5.61)  $ (10.86)  $  (8.00)
                                                                              ==========  =========  =========
Net loss of discontinued operations per share - basic and fully diluted. . .  $   (0.38)  $  (2.93)  $  (2.61)
                                                                              ==========  =========  =========
Net loss per share - basic and fully diluted . . . . . . . . . . . . . . . .  $   (5.99)  $ (13.79)  $ (10.61)
                                                                              ==========  =========  =========

The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements


CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY  (DEFICIT)
for  the  years  ended  December  31,  2001,  2000  and  1999
(U.S.  dollars  in  thousands,  except  number  of  shares)


                                  Common Stock
                                                                                 Retained      Cumulative     Total
                                                                 Contributed     Earnings     Translation  Stockholders
                                     Shares         Amount        Surplus        (Deficit)      Adjustment    Equity
                                  -------------  ------------  -------------  ---------------  ------------  ---------
Balance at January 1, 1999 . . .     5,876,398   $    19,317   $      2,775   $       27,381   $       252   $ 49,725
                                  =============  ============  =============  ===============  ============  =========

Comprehensive Income:
Net Loss . . . . . . . . . . . .            --            --             --          (62,373)           --    (62,373)
Change in cumulative translation
adjustment . . . . . . . . . . .            --            --             --               --          (239)      (239)
Balance at December 31,1999. . .     5,876,398   $    19,317   $      2,775   $      (34,992)  $        13   $(12,887)
                                  =============  ============  =============  ===============  ============  =========

Comprehensive Income:
Net Loss . . . . . . . . . . . .            --            --             --          (80,265)           --    (80,265)
Change in cumulative translation
Adjustment . . . . . . . . . . .            --            --             --               --          (304)      (304)
Preferred Securities purchase. .            --            --         20,973               --            --     20,973
Purchase of common shares. . . .      (100,000)         (185)            --               --            --       (185)
Balance at December 31, 2000 . .     5,776,398   $    19,132   $     23,748   $     (115,257)  $      (291)  $(72,668)
                                  =============  ============  =============  ===============  ============  =========

Comprehensive Income:
Net Loss . . . . . . . . . . . .            --            --             --          (34,093)           --    (34,093)
Change in cumulative translation
Adjustment . . . . . . . . . . .            --            --                                          (472)      (472)
Preferred Securities purchase. .            --            --         18,717                                    18,717
Purchase of common shares. . . .      (382,700)         (218)                                                    (218)
Reclassification of Organization
Expense. . . . . . . . . . . . .                        (412)                                                    (412)
Balance at December 31, 2001 . .     5,393,698   $    18,502   $     42,465   $     (149,350)  $      (763)  $(89,146)
                                  =============  ============  =============  ===============  ============  =========

The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2001,  2000  and  1999
(U.S.  dollars  in  thousands)

                                                                              2001       2000        1999
                                                                            ---------  ---------  ----------
Cash flows from operating activities
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(34,093)  $(80,265)  $ (62,373)
Adjustments to reconcile net loss to net cash provided by (used in)
operations:
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         --     (19,787)
Depreciation, amortization, impairment and other . . . . . . . . . . . . .     3,892     38,983       5,858
Deferred income tax expense. . . . . . . . . . . . . . . . . . . . . . . .        --     (2,635)      4,177
Net realized capital (gain) loss . . . . . . . . . . . . . . . . . . . . .     1,177      5,970         (22)
Gain on sale of capital assets . . . . . . . . . . . . . . . . . . . . . .        --         --          --

Net changes in operating assets and liabilities (net of assets acquired):
Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,929     14,153      (6,114)
Reinsurance recoverable on losses, net . . . . . . . . . . . . . . . . . .    15,559    (40,053)     20,922
Prepaid reinsurance premiums . . . . . . . . . . . . . . . . . . . . . . .   (15,265)   (23,896)      5,443
Federal income taxes recoverable (payable) . . . . . . . . . . . . . . . .        --         --      11,379
Deferred policy acquisition costs. . . . . . . . . . . . . . . . . . . . .     5,691      7,454       2,424
Other assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .     7,509     (9,816)      7,256
Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . . .   (28,273)   (44,276)     16,941
Unearned premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,170)   (18,175)    (17,368)
Reinsurance payables . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,764)    58,142      15,329
Distribution payable on preferred securities . . . . . . . . . . . . . . .     7,989     10,454          --
  Deferred Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,250         --          --
Net assets from discontinued operations. . . . . . . . . . . . . . . . . .     6,079     34,548         (33)
                                                                            ---------  ---------  ----------
Net cash provided by / (used in ) operations:. . . . . . . . . . . . . . .   (23,490)   (49,412)    (15,968)
                                                                            ---------  ---------  ----------

Cash flow from investing activities net of assets acquired:
Net sales (purchases) of short-term investments. . . . . . . . . . . . . .     4,328     15,040     (13,211)
Proceeds from sales, calls and maturities of fixed maturities. . . . . . .    67,105     77,641     206,742
Purchases of fixed maturities. . . . . . . . . . . . . . . . . . . . . . .   (35,105)   (10,181)   (182,453)
Proceeds from sales of equity securities . . . . . . . . . . . . . . . . .    12,707     16,736      11,215
Purchase of equity securities. . . . . . . . . . . . . . . . . . . . . . .   (12,494)   (25,408)     (9,850)
Proceeds from repayment of mortgage loans. . . . . . . . . . . . . . . . .     1,870        120          75
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .    (1,314)    (1,663)     (6,414)
Net investing activities from discontinued operations. . . . . . . . . . .    (5,306)      (150)     (1,385)
Net proceeds from sales (purchases) of other investments . . . . . . . . .      (217)      (415)     (2,161)
                                                                            ---------  ---------  ----------
Net cash provided by / (used in) investing activities: . . . . . . . . . .    31,574     71,720       2,558
                                                                            ---------  ---------  ----------

Cash flow from financing activities net of assets acquired:
Purchase of affiliate preferred securities . . . . . . . . . . . . . . . .    (2,497)    (2,027)         --
Other financing activities . . . . . . . . . . . . . . . . . . . . . . . .      (630)        --          --
Redemption of share capital. . . . . . . . . . . . . . . . . . . . . . . .        --       (185)         --
Net financing activities from discontinued operations. . . . . . . . . . .       (48)   (16,473)      4,954
Loans from and (repayments to) related parties . . . . . . . . . . . . . .     3,124     (2,608)         80
                                                                            ---------  ---------  ----------
Net cash provided by / (used in ) financing activities:. . . . . . . . . .       (51)   (21,293)      5,034
                                                                            ---------  ---------  ----------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .     8,033      1,015      (8,376)
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . .     3,230      2,215      10,591
                                                                            ---------  ---------  ----------
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . .    11,263   $  3,230   $   2,215
                                                                            =========  =========  ==========

The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.

GORAN  CAPITAL  INC  AND  SUBSIDIARIES
_________________________________________________________________________
---


1.     NATURE  OF  OPERATIONS  AND  SIGNIFICANT  ACCOUNTING  POLICIES:

Goran Capital Inc. ("Goran" or the "Company") is the parent company of the Goran group of companies. The consolidated financial statements include the accounts of all subsidiary companies of Goran as described in "BASIS OF PRESENTATION" below.

The following is a description of the significant accounting policies and practices employed:

A. BASIS OF PRESENTATION: The consolidated financial statements are prepared in accordance with Canadian Generally Accepted Accounting Principles. In addition, the consolidated financial statements are also used to satisfy the Company's financial filing requirements in the U.S. Consequently, the consolidated financial statements include disclosures that are not necessarily required under Canadian GAAP and contain references to U.S. GAAP accounting pronouncements. Note 20, presents a reconciliation of Canadian and U.S. GAAP.

     The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its wholly-owned subsidiaries as follows:

Symons International Group, Inc. ("SIG") is a 73.1% owned subsidiary of Goran. SIG's subsidiaries are as follows:

     Superior Insurance Group Management, Inc ("Superior Group Management") a holding company for the nonstandard automobile operations which includes:

     Superior Insurance Group, Inc. ("Superior Group") a management company for the nonstandard automobile operations;

     Superior Insurance Company ("Superior") an insurance company domiciled in Florida;

     Superior American Insurance Company ("Superior American") an insurance company domiciled in Florida;

     Superior Guaranty Insurance Company ("Superior Guaranty") an insurance company domiciled in Florida;

     Pafco General Insurance Company ("Pafco") an insurance company domiciled in Indiana;

     IGF  Holdings,  Inc.  ("IGFH")  a  holding  company

     IGF Insurance Company ("IGF") an insurance company domiciled in Indiana (See Note 23);

Granite Reinsurance Company Ltd. ("Granite Re") a finite risk reinsurance company domiciled in Barbados.

Granite Insurance Company ("Granite") a Canadian federally licensed insurance company.

Symons International Group (Florida) Inc. ("SIGF") a Florida domestic corporation.

B. USE OF ESTIMATES: The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C. SIGNIFICANT ESTIMATES: The most significant estimates in the Company's balance sheet are the determination of prepaid policy acquisition costs and the reserve for insurance losses and loss adjustment expenses ("LAE"). Management's estimate of prepaid policy acquisition costs is based on historical studies and assumptions made regarding costs incurred. Management's estimate of insurance losses and LAE is based on past loss experience and consideration of current claim trends as well as prevailing social, economic and legal conditions. Actual results could differ from those estimates.

D. PREMIUMS: Premiums are recognized as income ratably over the life of the policies and are stated net of ceded premiums. Unearned premiums are computed on the daily pro rata basis.

E.   INVESTMENTS:  Investments  are  presented  on  the  following  basis:

     Fixed maturities and equity securities are carried at amortized cost for fixed maturities and cost for equity securities.

     Real  estate  is  carried at cost, less an allowance for depreciation.

     Mortgage  loans  are  carried  at  outstanding  principal  balance.

     Realized gains and losses on sales of investments are recorded on the trade date and are recognized in net income on the specific identification basis. Interest and dividend income are recognized as earned.


F. CASH AND CASH EQUIVALENTS: For presentation in the statement of cash flows, the Company includes in cash and cash equivalents all cash on hand and demand deposits with original maturities of three months or less.

G. DEFERRED POLICY ACQUISITION COSTS: Deferred policy acquisition costs are comprised of agents' commissions, premium taxes, certain other costs and investment income which are related directly to the acquisition of new and renewal business, net of expense allowances received in connection with reinsurance ceded, which have been accounted for as a reduction of the related policy acquisition costs. These costs are deferred and amortized over the terms of the policies to which they relate. Acquisition costs that exceed estimated losses and loss adjustment expenses and maintenance costs are charged to expense in the period in which those excess costs are determined.

H. PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation for buildings is based on the straight-line method over 31.5 years and the straight-line method for other property and equipment over their estimated useful lives ranging from five to seven years. Asset and accumulated depreciation accounts are relieved for dispositions, with resulting gains or losses reflected in net income.

I. INTANGIBLE ASSETS: Intangible assets consist primarily of debt acquisition costs and goodwill, in years 2000 and prior. Deferred debt acquisition costs are amortized over the term of the debt. Prior to 2000, goodwill was amortized over a 25-year period on a straight-line basis based upon management's estimate of the expected benefit period. See Note 5 regarding the goodwill impairment charge recorded in 2000.

J. ASSET IMPAIRMENT POLICY: The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. See Note 6 regarding the goodwill impairment charge recorded in 2000. Any long-lived assets held for disposal are reported at the lower of carrying amounts or fair value, less expected costs to sell.

K. LOSSES AND LOSS ADJUSTMENT EXPENSES: Reserves for losses and LAE include estimates for reported unpaid losses and LAE, including a portion attributable to losses incurred but not reported. These reserves have not been discounted. Reserves are established using individual case-basis evaluations and statistical analysis as claims are reported. Those estimates are subject to the effects of trends in loss severity and frequency. While management believes the reserves make reasonable provisions for unpaid loss and LAE obligations, those provisions are necessarily based on estimates and are subject to variability. Changes in the estimated reserves are charged or credited to operations as additional information on the estimated amount of a claim becomes known during the course of its settlement. The gross reserve for losses and LAE is reported net of anticipated receipts for salvage and subrogation of approximately $5,822,000 and $6,983,000 at December 31, 2001 and 2000, respectively.

L. PREFERRED SECURITIES: Preferred Securities represent company-obligated mandatorily redeemable securities of SIG's trust subsidiary holding solely parent debentures and are reported at their liquidation value under minority interest. Distributions on these securities are charged against consolidated earnings.

M. INCOME TAXES: The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, companies will establish a deferred tax liability or asset for the future tax effects of temporary differences between book and taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

N. REINSURANCE: Reinsurance premiums, commissions, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies and the terms of the reinsurance contracts. Premiums ceded to other companies have been reported as a reduction of premium income.

O. EARNINGS PER SHARE: The Company's basic earnings per share calculations are based upon the weighted average number of shares of common stock outstanding during each period. As the Company has reported losses in 2001, 2000, and 1999, common stock equivalents are anti-dilutive. Therefore, fully diluted earnings per share is the same as basic earnings per share.

P. RECLASSIFICATIONS: Certain amounts from prior periods have been reclassified to allow for comparability to the 2001 presentation.

2.   CORPORATE  REORGANIZATION  AND  ACQUISITIONS:

On August 12, 1997, the Company purchased the remaining minority interest in Superior Group Management for $61 million in cash. The excess of the acquisition price over the minority interest liability was assigned to goodwill as the fair market value of assets and liabilities approximated their carrying value. See Note 6 regarding the goodwill impairment charge recorded in 2000.

Effective on November 1, 2001, SIGF acquired the assets of a property casualty insurance brokerage located in Boca Raton, Florida. The purchase price of the asset purchase was $150,000.



3.   INVESTMENTS:

     Investments  are  summarized  as  follows  (in  thousands):

                                                     Cost or                        Estimated
                                                   Amortized        Unrealized       Market
December 31, 2001 (in thousands)                      Cost        Gain       Loss     Value
                                                    ------    ------         -----   -----
Fixed Maturities:
U.S. Treasury securities and obligations of U.S.
 Government corporations and agencies . . . . . .  $   29,982  $       609  $  (381)  $ 30,210
Obligations of states and political subdivisions.      17,536        1,949      (47)    19,438
Corporate securities. . . . . . . . . . . . . . .      29,807          501   (1,590)    28,718
                                                   ----------  -----------  --------  --------
Total fixed maturities. . . . . . . . . . . . . .      77,325        3,059   (2,018)    78,366
Equity securities . . . . . . . . . . . . . . . .      21,610          377   (3,664)    18,323
Short-term investments. . . . . . . . . . . . . .      13,266           --       --     13,266
Other invested assets ( including real estate). .       1,594           --       --      1,594
                                                   ----------  -----------  --------  --------
Total Investments . . . . . . . . . . . . . . . .  $  113,795  $     3,436  $(5,682)  $111,549
                                                   ==========  ===========  ========  ========

                                                    Cost or                          Estimated
                                                   Amortized          Unrealized      Market
December 31, 2000 (in thousands)                      Cost         Gain      Loss     Value
                                                   ----------  ----- ------         --------
Fixed Maturities:
U.S. Treasury securities and obligations of U.S.
 government corporations and agencies . . . . . .  $   59,389  $       541  $  (188)  $ 59,742
Obligations of states and political subdivisions.         241            1       --        242
Corporate securities. . . . . . . . . . . . . . .      48,197          177   (2,441)    45,933
                                                   ----------  -----------  --------  --------
Total fixed maturities. . . . . . . . . . . . . .     107,827          719   (2,629)   105,917
Equity securities . . . . . . . . . . . . . . . .      20,268        1,754   (3,332)    18,690
Short-term investments. . . . . . . . . . . . . .      17,594           --     (114)    17,480
Mortgage loans. . . . . . . . . . . . . . . . . .       1,870           --       --      1,870
Other invested assets . . . . . . . . . . . . . .       1,331           --       --      1,331
                                                   ----------  -----------  --------  --------
Total Investments . . . . . . . . . . . . . . . .  $  148,890  $     2,473  $(6,075)  $145,288
                                                   ==========  ===========  ========  ========

At December 31, 2001, The Standard & Poor's Corporation or Moody's Investor Services, Inc considered approximately 92% of the Company's fixed maturities investment grade. Securities with quality ratings, Baa and above are considered investment grade securities. In addition, the Company's investments in fixed maturities did not contain any significant geographic or industry concentration of credit risk.

The amortized cost and estimated market value of fixed maturities at December 31, 2001, by contractual maturity, are shown in the table that follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty (in thousands):


                                                         Estimated
                                        Amortized Cost  Market Value
                                        --------------  ------------
Maturity:
Due in one year or less. . . . . . . .           7,894         7,998
Due after one year through five years.          26,401        26,343
Due after five years through ten years          20,754        20,554
Due after ten years. . . . . . . . . .           4,776         4,091
Mortgage-backed securities . . . . . .          17,500        19,380
                                        --------------  ------------
TOTAL. . . . . . . . . . . . . . . . .          77,325        78,366
                                        ==============  ============



Gains and losses realized on sales of investments are as follows (in thousands):

                         2001      2000      1999
                       --------  --------  ---------
Proceeds from sales .  $81,682   $94,497   $218,032
Gross gains realized.  $   547   $ 1,361   $  3,351
Gross losses realized  $(1,724)  $(7,331)  $ (3,307)


Net investment income for the years ended December 31 are as follows (in thousands):

                                  2001      2000      1999
                                 -------  --------  --------
Fixed maturities. . . . . . . .  $6,202   $ 9,342   $12,150
Equity securities . . . . . . .     174       344       401
Cash and short-term investments     697     1,269     1,232
Mortgage loans. . . . . . . . .      65        --       152
Other . . . . . . . . . . . . .     769     1,318      (173)
                                 -------  --------
Total investment income . . . .   7,907    12,273    13,762
Investment expenses . . . . . .    (909)     (102)     (637)
                                 -------  --------
Net investment income . . . . .  $6,998   $12,171   $13,125
                                 =======  ========  ========

Investments with a market value of approximately $17,115,000 and $16,042,000 (amortized cost of approximately $16,799,000 and $15,993,000) as of December 31, 2001 and 2000, respectively, were on deposit in the United States and Canada. The deposits are required by various insurance departments and others to support licensing requirements and certain reinsurance contracts, respectively.

4.   DEFERRED  POLICY  ACQUISITION  COSTS:

Policy acquisition costs are capitalized and amortized over the life of the policies. Policy acquisition costs are those costs directly related to the issuance of insurance policies including commissions, premium taxes, and underwriting expenses net of reinsurance commission income on such policies.

Policy acquisition costs both acquired and deferred, and the related amortization charged to income were as follows (in thousands):

                              2001       2000       1999
                            ---------  ---------  ---------
Balance, beginning of year  $  6,454   $ 13,908   $ 16,332
Costs deferred during year    28,056     29,999     40,241
Amortization during year .   (33,747)   (37,453)   (42,665)
                            ---------  ---------  ---------
Balance, end of year . . .  $    763   $  6,454   $ 13,908
                            =========  =========  =========


5.   PROPERTY  AND  EQUIPMENT:

Property  and equipment at December 31 are summarized as follows (in thousands):


                                              Accumulated
                                   2001 Cost  Depreciation   2001 Net   2000 Net
                                    ---------  -----------   --------- ---------
Land . . . . . . . . . . . . .       $    100  $     -  $       100  $   100
Buildings. . . . . . . . . . .          4,273      1,618      2,655    2,964
Office furniture and equipment          2,387      1,572        815      939
Automobiles. . . . . . . . . .            102         55         47       64
Computer equipment . . . . . .         14,171      7,881      6,290    8,333
                                -------------  ---------  ---------  -------
Total. . . . . . . . . . . . .       $ 21,033   $ 11,126  $   9,907  $12,400
                                =============  =========  =========  =======

Accumulated depreciation at December 31, 2000 was $10,182,000. Depreciation expense related to property and equipment for the years ended December 31, 2001, 2000 and 1999 were $3,741,000, $3,507,000 and $3,414,000, respectively.




6.   INTANGIBLE  ASSETS:

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets", SIG determined in 2000 that the carrying value of goodwill that resulted from the acquisition of Superior Group Management exceeded its fair value. This determination was made after considering the series of continued losses which the company had experienced, the reduction in the volume of premiums written and an evaluation of future cash flows. Based upon this assessment, a charge of $33,464,000 was recorded in the fourth quarter of 2000 to write-off the remaining carrying value of the goodwill. This charge is included as amortization expense in the accompanying financial statements for 2000.

Intangible  assets  at  December  31  are  as  follows  (in  thousands):



                                     Accumulated
                           2001 Cost Amortization 2001 Net 2000 Net
                           --------- ----------  -------- --------
Goodwill. . . . . .  $      39,471  $  39,471  $       -  $1,209
Deferred debt costs          5,132        756      4,376   3,774
                     -------------  ---------  ---------  ------
                     $      44,603  $  40,227  $   4,376  $4,983
                     =============  =========  =========  ======

Accumulated amortization with impairment at December 31, 2000 was $40,123,000. Amortization expense related to intangible assets for the years ended December 31, 2001, 2000 and 1999 was $1,380,000, $34,960,000, and $2,194,000
respectively.


7.   UNPAID  LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES  (IN  THOUSANDS):

Activity in the liability for unpaid losses and LAE is summarized as follows (in thousands):


                                 2001      2000       1999
                               --------  ---------  --------
Balance at January 1. . . . .  $113,149  $157,425   $140,484
Less reinsurance recoverables    19,979     3,411      1,301
                               --------  ---------  --------
Net balance at January 1. . .    93,370   154,014    139,183
                               --------  ---------  --------
Incurred related to:
Current year. . . . . . . . .    94,556   132,781    217,686
Prior years . . . . . . . . .       660   (19,013)    24,722
                               --------  ---------  --------
Total Incurred. . . . . . . .    95,216   113,768    242,408
                               --------  ---------  --------
Paid related to:
Current year. . . . . . . . .    69,917    89,612    126,526
Prior years . . . . . . . . .    62,682    84,800    101,051
                               --------  ---------  --------
Total paid. . . . . . . . . .   132,599   174,412    227,577
                               --------  ---------  --------
Net balance at December 31. .    55,987    93,370    154,014
Plus reinsurance recoverables    28,889    19,779      3,411
                               --------  ---------  --------
Balance at December 31. . . .  $ 84,876  $113,149   $157,425
                               ========  =========  ========

Reserve estimates are regularly adjusted in subsequent reporting periods as new facts and circumstances emerge to indicate that a modification of the prior estimate is necessary. The adjustment, referred to as "Reserve development," is inevitable given the complexities of the reserving process and is recorded in the statements of operations in the period when the need for the adjustment becomes apparent. The foregoing reconciliation indicates unfavorable development of $660,000 on the December 31, 2000 reserves. The 2000 deficient reserve development resulted primarily from a higher than expected frequency and severity on nonstandard automobile claims. The favorable reserve development of $19,013,000 during 2000 resulted from a major restructuring and strengthening of the nonstandard automobile claims function effective at the beginning of 2000. At that time SIG replaced its existing claims management team with new claims management that improved performance of the claims staff.


The anticipated effect of inflation is implicitly considered when estimating losses and LAE liabilities. While anticipated price increases due to inflation are considered in estimating the ultimate claims costs, increases in average claim severities is caused by a number of factors. Future severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, claims management practices and procedures, and general economic trends. Anticipated severity trends are monitored relative to actual development and are modified if necessary.

Liabilities for loss and LAE have been established when sufficient information has been developed to indicated the involvement of a specific insurance policy. In addition, reserves have been established to cover additional exposure on both known and unasserted claims.

8.   PREFERRED  SECURITIES:

On August 12, 1997, SIG's trust subsidiary issued $135 million in preferred securities ("Preferred Securities") bearing interest at an annual rate of 9.5%. The principal assets of the trust subsidiary are senior subordinated notes of SIG in the principal amount of $135 million with an interest rate and maturity date substantially identical to those of the Preferred Securities. Expenses of the issue aggregated $5.1 million and are amortized over the term of the Preferred Securities.

The Preferred Securities represent SIG-obligated mandatorily redeemable securities of SIG's trust subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments commencing February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years. The annual Preferred Security obligations of approximately $13 million per year are funded from SIG's nonstandard automobile management company. The nonstandard auto funds are the result of management and billing fees in excess of operating costs. Under the terms of the indenture, SIG is permitted to defer semi-annual interest payments for up to five years. SIG elected to defer the interest payments due in February and August 2000 and 2001 and may continue this practice through 2004 (the payment due in February 2002 was deferred). Given SIG's election to defer past interest payments and option to continue this practice through 2004, the Company has reflected the preferred securities as equity securities instead of debt. As such, gains on the redemption of the preferred securities are reflected as increases to contributed surplus.

The trust indenture for the Preferred Securities contains certain restrictive covenants. These covenants are based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA"). If SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters the following restrictions become effective:

- SIG may not incur additional indebtedness or guarantee additional indebtedness.
- SIG may not make certain restricted payments including loans or advances to affiliates, common stock repurchases and dividends in excess of a stated limitation.
- SIG may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply, as SIG's consolidated coverage ratio was (.90) in 2001 and will continue to apply until SIG's consolidated coverage ratio is in compliance with the terms of the trust indenture. SIG complied with these additional restrictions as of December 31, 2001 and is in compliance as of March 29, 2002. SIG discovered it did not comply with the covenant dealing with the percentage of investment in other than "Permitted Investments" as defined by the indenture. The indenture allows for no more than 15% of total invested assets to be in non-investment grade securities as defined above. At December 31, 2001, approximately 21% of SIG's investment portfolio was invested in equity securities and non-investment grade bonds. The Company cured this covenant violation as of March 29, 2002 via the sale of approximately $8 million of the non-investment grade securities and the reinvestment of the proceeds in Permitted Investments.

During 2001, Granite Re purchased Preferred Securities bearing a principal amount of $17,460,000. During 2000, Granite Re and Granite purchased Preferred Securities bearing principal amounts of $18,000,000 and $5,000,000, respectively. As a result, the Company's balance sheet as of December 31, 2001 presents a net Preferred Securities balance of $94,540,000. The Company's total purchases of Preferred Securities resulted in an increase of $39,690,000 to the Company's consolidated stockholders' equity as of December 31, 2001.

9.   CAPITAL  STOCK:

The  Company's  authorized  share  capital  consists  of:

(a)  First  Preferred  shares

An unlimited number of first preferred shares of which none are outstanding at December 31, 2001 and 2000.


(b)  Common  Shares

An unlimited number of common shares of which 5,393,698 and 5,776,398 were outstanding as of December 31, 2001 and 2000, respectively. The Company did not issue any common shares during either 2001 or 2000. The Company purchased 382,700 of its common shares for an aggregate consideration of $218,000 during 2001. The Company purchased 100,000 of its common shares for an aggregate consideration of $185,000 during 2000.


10.  INCOME  TAXES:

Goran  and  Granite  file  separate  Canadian  income  tax  returns.


SIGF  files  a  separate  U.S.  federal  income  tax  return.

SIG files a consolidated U.S. federal income tax return with its wholly-owned subsidiaries. Intercompany tax sharing agreements between SIG and its wholly-owned subsidiaries provide that income taxes will be allocated based upon separate return calculations in accordance with the Internal Revenue Code of 1986, as amended.



A reconciliation of the differences between federal tax computed by applying the U.S. federal statutory rate of 35% to income before income taxes and the income tax provision is as follows (in thousands):




                                                     2001      2000       1999
                                                   --------  ---------  ---------
Computed income taxes (benefit) at statutory rate  $(7,975)  $(17,981)  $(15,682)
Goodwill. . . . . . . . . . . . . . . . . . . . .       --     12,176        779
Other . . . . . . . . . . . . . . . . . . . . . .    3,377     (4,154)      (619)
Tax Exempt (Income) Loss. . . . . . . . . . . . .     (223)    (3,443)        88
                                                   --------  ---------  ---------
Total . . . . . . . . . . . . . . . . . . . . . .  $(4,821)  $(13,402)  $(15,434)
                                                                        ---------
Valuation allowance . . . . . . . . . . . . . . .    4,821     11,253     21,852
                                                   --------  ---------  ---------
Income tax expense. . . . . . . . . . . . . . . .  $    --   $ (2,149)  $  6,418
                                                   ========  =========  =========


The net deferred tax asset at December 31, 2001 and 2000 is comprised of the following (in thousands):


                                              2001      2000
                                            --------  --------
Deferred tax assets:
Unpaid losses and loss adjustment expenses  $ 1,358   $ 2,899
Unearned premiums. . . . . . . . . . . . .    1,159     2,633
Allowance for doubtful accounts. . . . . .    2,582     1,302
Unrealized losses on investments . . . . .      926     1,378
Net operating loss carryforwards . . . . .   26,705    25,764
Other. . . . . . . . . . . . . . . . . . .   15,732     8,758
                                            --------  --------
                 Deferred tax assets . . .  $48,462   $42,734
                                            --------  --------
Deferred tax liabilities:
Deferred policy acquisition costs. . . . .  $  (168)  $(2,259)
Other. . . . . . . . . . . . . . . . . . .   (1,157)     (892)
                                            --------  --------
Deferred Tax Liabilities . . . . . . . . .  $(1,325)  $(3,151)
                                            --------  --------
                                            $47,137   $39,583
                 Valuation allowance . . .   47,137    39,583
                                            --------  --------
                 Net deferred tax assets .  $    --   $    --
                                            ========  ========

At December 31, 2001 the Company's net deferred tax assets are fully offset by a valuation allowance. The company will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the corresponding portion of remaining net deferred tax assets will be then be recognized.


As of December 31, 2001, the Company has unused net operating loss carryovers available as follows (in thousands):


                          Goran &
Year expiring     SIG     Granite    SIGF    Total
                --------  --------  ------  -------
2002 . . . . .  $    126       649              775
2003 . . . . .               1,016            1,016
2004 . . . . .                 467              467
2005 . . . . .               1,659            1,659
2006 . . . . .               1,113            1,113
2007 . . . . .                 423              423
2017 . . . . .                      $ 4,368   4,368
2018 . . . . .                        1,295   1,295
2019 . . . . .    35,005        --      861  35,866
2020 . . . . .    17,096        --       47  17,143
2021 . . . . .                          311     311
Capital Losses        --     7,472      --    7,472
                --------  --------  ------  -------
TOTAL. . . . .  $ 52,227  $ 12,799  $6,882  $71,908
                ========  ========  ======  =======

Approximately $12 million of SIG's total unused net operating loss carryover was generated by the discontinued operations. The loss generated by the discontinued operations is available for use by SIG's continuing operations. SIG's U.S. Federal income tax filings for years prior to 2000 have been examined by the U.S. Internal Revenue Service.



11.  LEASES:

The Company leases buildings, furniture, cars and equipment under operating leases. Operating leases generally include renewal options for periods ranging from two to seven years and require the Company to pay utilities, taxes, insurance and maintenance expenses.

The following is a schedule of future minimum lease payments under cancelable and non-cancelable operating leases for each of the five years succeeding December 31, 2000 and thereafter, excluding renewal options (in thousands):



Year Ending December 31:
2002 . . . . . . . . . .  $1,449
2003 . . . . . . . . . .     499
2004 . . . . . . . . . .     202
2005 . . . . . . . . . .     131
2006 and Thereafter. . .     166

Rental expense charged to operations in 2001, 2000 and 1999 amounted to $1,749,000, $1,848,000, and $2,370,000, respectively, including amounts paid under short-term cancelable leases.



12.  REINSURANCE:

The Company limits the maximum net loss that can arise from a large risk, or risks in concentrated areas of exposure, by reinsuring (ceding) certain levels of risks with other insurers or reinsurers, either on an automatic basis under general reinsurance contracts known as "treaties" or by negotiation on substantial individual risks. Such reinsurance includes quota share, excess of loss, stop-loss and other forms of reinsurance on essentially all property and casualty lines of insurance. The Company remains contingently liable with respect to reinsurance ceded, which would become an ultimate liability of the Company in the event that such reinsuring companies might be unable, at some later date, to meet their obligations under the reinsurance agreements. In addition, the Company assumes reinsurance on certain risk.


The Company commuted the accident year 2000 portion of the reinsurance treaty with National Union Fire Insurance Company. The Company recognized the amounts received from National as a reduction of losses and LAE paid (thereby increasing losses and LAE incurred) to recognize the effect of releasing National from its obligations under the treaty. There was no effect on premiums earned, losses incurred, LAE incurred or commission in the 2001 income statement due to this commutation.

The Company sold 100% of its 2001 crop year business to Acceptance Insurance Companies, Inc. ("Acceptance") effective June 6, 2001. The agreements are without recourse as they relate to the net profit or loss on the 2001 crop year book of business. The sale was approved by the Indiana Department of Insurance.


Reinsurance activity for 2001, 2000 and 1999, which includes reinsurance with related parties, is summarized as follows (in thousands):




                         2001                              Gross        Ceded       Net
                         ----                             -------       -----    ------
      Premiums written                                      $193,186  $(106,324)  $ 86,862
      Premiums earned                                        166,312    (58,115)   108,197
      Incurred losses and loss adjustment expenses           135,148    (39,932)    95,216
      Commission expenses (income)                            19,130    (25,716)   (6,586)

                         2000                               Gross . . .  Ceded      Net
                         ----                              -------       -----    ------
      Premiums written                                      $182,099  $ (78,637)  $103,462
      Premiums earned                                        200,278    (54,746)   145,532
      Incurred losses and loss adjustment expenses           154,929    (41,161)   113,768
      Commission expenses (income)                            22,275    (14,043)     8,232

                         1999                               Gross . . . . Ceded     Net
                         ----                               -------       -----    ------
      Premiums written                                       236,401      7,361    243,762
      Premiums earned                                        254,445      7,355    261,800
      Incurred losses and loss adjustment expenses           239,035      3,373    242,408
      Commission expenses (income)                            27,985        435     28,420

Amounts recoverable from reinsurers relating to unpaid losses and loss adjustment expenses were $30,181,000 and $23,252,000 as of December 31, 2001 and 2000, respectively. These amounts are reported as assets and are not netted against the liability for loss and LAE in the accompanying Consolidated Balance Sheets.



13.  RELATED  PARTY  TRANSACTIONS:

The Company and its subsidiaries have entered into transactions with various related parties including transactions with Symons International Group Ltd. ("SIGL"), the Company's majority shareholder.

The  following  balances  were  outstanding  at  December  31  (in  thousands):




                                                       2001       2000
                                                     ---------  --------
Gross amounts due from (to) directors and officers.  $  3,772   $ 2,054
Other gross amounts due from (to) related parties .     8,844     9,087
                                                     ---------  --------
Gross receivables (payables). . . . . . . . . . . .  $ 12,616   $11,141
Reserve for uncollectibility. . . . . . . . . . . .   (11,486)   (6,887)
                                                     =========  ========
Net receivables (payables). . . . . . . . . . . . .  $  1,130   $ 4,254
                                                     =========  ========



The  following  transactions  occurred  with  related parties in the years ended
December  31  (in  thousands):


                                                     2001    2000    1999
                                                    ------  ------  ------
Consulting fees charged by various related parties  $ 800   $1,895  $3,652
Management fees charged by SIGL. . . . . . . . . .  $(100)  $  900  $  201

Approximately 23% and 50% of the amounts due from officers and directors were non-interest-bearing on December 31, 2001 and 2000, respectively.


SIG  paid  $-0-, $1,846,000 and $3,112,000 in 2001, 2000 and 1999, respectively, for consulting and other services to a vendor owned in part by a relative of certain directors of the Company. The consulting and other services were for the conversion of SIG's nonstandard automobile operating system. SIG capitalized these costs as part of its nonstandard automobile operating system. Approximately 90% of these payments are for services provided by consultants and vendors unrelated to the Company.


In 1989, the Company fully reserved a loan owed by a subsidiary of SIGL. SIGL guaranteed the loan and pledged shares of Goran ("escrowed shares") as security for the loan. The outstanding loan balance was $3,340,000 (Canadian dollars) for the periods ending December 31, 2001 and 2000. This loan balance continues to be guaranteed by SIGL and is secured with 100,000 shares of Goran owned by SIGL.

The Company leases office space in Canada from a relative of certain directors of The Company. The rent paid was $35,000, $40,000 and $10,000 as of December 31, 2001, 2000 and 1999, respectively.

In 1999, Granite Re issued a performance bond in favor of Tritech Financial Systems Inc. ("Tritech") in the amount of $328,000. In August 2000 the creditor called the bond. Tritech is owned by a relative of certain directors of the Company. The bond is secured by a guarantee from Tritech, a personal guarantee from its president and 50,000 shares of Goran's common stock. Tritech is paying interest on the outstanding balance at a rate of 7.5%. Interest received during the years ended December 31, 2001 and 2000 was $24,600 and $6,150, respectively.


In December 2001, Superior Insurance Group obtained a line of credit from Granite Re in the total amount of $2.5 million. At December 31, 2001, $1.3 million was outstanding under the line. This note bears interest at the rate of prime plus 5.25% for a total of 10.0% at December 31, 2001. Interest is payable monthly until the principal becomes due on December 20, 2004.



14.  REGULATORY  MATTERS:

Pafco and IGF are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to SIG from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the Consent Orders with the IDOI, described below, prohibit the payment of any dividends by Pafco and IGF. Superior, Superior American and Superior Guaranty, are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). The Florida statute also contains limitations with regard to the payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

On June 6, 2001 IGF sold substantially all of its crop insurance assets to Acceptance. On June 24, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a Consent Order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off.

The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

-    Sell  or  encumber any of its assets, property, or business in force,
- Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by SIG, and does not include payments in excess of $10,000),
- Lend its funds or make investments, except in specified types of investments,
- Incur debts or obligations, except in the ordinary course of business to unaffiliated parties,
-    Merge  or  consolidate  with  another  company,
-    Enter  into  new,  or  amend  existing,  reinsurance  agreements,
- Complete, enter into or amend any transaction or arrangement with an affiliate, or
-    Disburse  funds  or  assets  to  any  affiliate.

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

While IGF is prohibited from writing any new business pursuant to the Consent Order, the departments of insurance of Florida, Illinois, Minnesota, Missouri, Nebraska, Virginia and South Carolina have required IGF to cease writing business in those states. IGF has also agreed with the departments of insurance of Texas and Washington to note write business in those states, and IGF presently intends to surrender its certificates of authority in most states in which it operated prior to the sale to Acceptance.

As a result of the Consent Order, IGF was prohibited from writing new non-standard automobile insurance in Pennsylvania after July 31, 2001. Prior to July 31, 2001, the non-standard automobile insurance policies written in Pennsylvania by IGF accounted for approximately 10% of the total gross written premiums of SIG. During the third quarter of 2001, the Pennsylvania Department of Insurance determined that it would not permit new business to be written in that state by Superior or the Company's other insurance company subsidiaries. Consequently, total written premiums for 2001 were less than anticipated.

Pafco has been subject to an agreed to order the IDOI since February 17, 2000 which requires Pafco, among other matters, to:

- Refrain from doing any of the following without the IDOI's prior written consent: (i) selling assets or business in force or transferring property, except in the ordinary course of business; (ii) disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000); (iii) lending funds; (iv) making investments, except in specified types of investments; (v) incurring debt, except in the ordinary course of business and to unaffiliated parties; (vi) merging or consolidating with another company; or (vii) entering into new, or modifying existing, reinsurance contracts.

- Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed
     4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations.

- Continue to comply with prior IDOI agreements and orders to correct business practices under which Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

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

Pafco has agreed with the Iowa Department of Insurance ("IADOI") that it will not write any new non-standard business in Iowa, until such time as Pafco has reduced its overall non-standard automobile policy counts in the state or has:
-     Increased  surplus,  or
- Has achieved a net written premium to surplus ratio of less than three to one, or
-     Has  surplus  reasonable  to  its  risk.
Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

Superior and Pafco also provide monthly financial information to the departments of insurance in certain states in which they write business, and Pafco has agreed to obtain IDOI prior approval of any new affiliated party transactions.

The financial review of Superior for the year ended December 31, 1999 by the FDOI has been completed and the FDOI issued its final report during the fourth quarter of 2001. The FDOI's final report recommended additional examination of compliance issues and financial records accuracy for years subsequent to 1999. The FDOI took no further action.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to SIG. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which SIG believes improperly characterized billing and policy fees paid by Superior to Superior Group. Superior filed an appeal of the final order to Florida District Court. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida which seeks court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for a stay of the FDOI's final order. Superior also filed a motion with the District Court of Appeals that was denied pending a ruling from the FDOI on Superior's motion for stay.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state. On October 9, 2001, the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state, which Superior believes is unwarranted. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% of SIG's total gross written premiums in 2001. A decision has not yet been rendered, and although Superior does not expect an adverse decision, Superior would appeal any decision that prohibits it from writing business in Virginia.

SIG's operating subsidiaries, their business operations, and their transactions with affiliates, including SIG, are subject to regulation and oversight by the IDOI, the FDOI, and the insurance regulators of other states in which the subsidiaries write business. SIG is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a mutually satisfactory manner could result in future regulatory actions or proceedings that materially and adversely affect the Company.

The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the Accounting Practices and Procedures manual, as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification.

The changes in statutory accounting principles resulting from Codification which impact the Company's U.S. insurance subsidiaries, among other things, limit the statutory carrying value of electronic data processing equipment and deferred tax assets in determining statutory surplus. The consolidated statutory surplus of the Company's U.S. insurance subsidiaries as of December 31, 2001 was $21.9 million.

15.  COMMITMENTS  AND  CONTINGENCIES:

As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance, which were issued in the AgPI Program, were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through December 31, 2001 in settlement of legal proceedings and claims related to the AgPI Program, with payments totaling approximately $359,000 during 2001. SIG reduced reserves related to AgPI by approximately $7 million during 2001. SIG has retained a reserve of approximately $3 million as a provision for expenses and settlement of ongoing litigation.

All policyholder claims had been settled during 2000. On January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due their economic duress - a legal theory recognized in California if certain elements of economic duress can be established. Discovery is proceeding. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiffs would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs have ten (10) days in which to again amend their complaint.

IGF remains a defendant/cross-complainant in eight lawsuits pending in Fresno County, California, which relate to the cross-claims between the selling brokers, MSI and IGF. These lawsuits have been consolidated for all purposes and discovery is proceeding.

IGF and MSI are engaged in arbitration with respect to responsibility for the AgPI program settlements. The arbitration commenced in December 2000 and the parties had their first meeting with the panel on Mary 22, 2001. At that meeting, MSI moved for an order requiring IGF to post pre-hearing security through the issuance of a letter of credit in the amount of $39 million. Over IGF's objection, in a two to one vote, the panel ordered IGF to post the $39 million security by June19, 2001. IGF sought relief from the order in the United States District Court for the District of New Jersey but was unsuccessful.

On November 7, 2001, the arbitration panel considered a petition for default judgment against IGF based on IGF's failure to post the pre-hearing security. On November 23, 2001, the arbitration panel issued an order denying MSI's motion for default judgment and requiring IGF to place $600,000 in an escrow account to cover MSI's prospective legal expenses. The panel also continued its original order that required IGF to post the $39 million security. IGF has deposited $600,000 into an escrow account as required by the arbitration panel but has not posted the $39 million letter of credit and is financially unable to do so.

On June 25, 2001, MSI filed a complaint for preliminary and permanent injunctive relief and damages (the "MSI Complaint") against SIG, IGF, IGFH, Granite Re, Goran and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana, Indianapolis Division. The MSI Complaint alleges that the June 6, 2001 transfer of IGF's assets to Acceptance and the payments by Acceptance to SIG, Goran and Granite Re violated Indiana law and are voidable. In addition, the MSI Complaint alleges that Acceptance, SIG, Goran, IGFH and the Symons Family are liable to MSI for the entire $39 million claim which MSI is asserting against IGF in the arbitration proceeding on theories of successor liability and "piercing the corporate veil." The MSI Complaint seeks preliminary and permanent injunctive relief against the defendants, an order voiding the various transactions between and among the defendants and an order determining that the defendants are directly responsible to MSI for MSI's $39 million claim against IGF.

The defendants filed answers to the MSI Complaint denying the material allegations and asserting affirmative defenses to the MSI Complaint. A hearing on MSI's Motion for Preliminary Injunctive Relief was held Thursday, August 2, 2001. On August 3, 2001, the court denied MSI preliminary injunctive relief. On January 7, 2002, MSI filed an amended complaint which added Superior Group Management, Superior Group, Superior and Pafco as defendants (the "MSI Amended Complaint"). The MSI Amended Complaint asserts claims substantively identical to the claims in the MSI Complaint. On February 21, 2002, the defendants filed answers to the MSI Amended Complaint and denied the material allegations contained in the MSI Amended Complaint and asserted affirmative defenses.

Should MSI be successful in obtaining permanent injunctive relief against the Company and/or its affiliates, any such relief would have an adverse impact upon the Company and its affiliates and their respective assets and operations.
Further, in the event MSI is successful in voiding the various transactions between the defendants or the defendants are determined to be responsible to MSI for MSI's $39 million claim against IGF, those orders and determinations also could have an adverse effect upon the Company and its affiliates and their respective assets and operations.

As previously reported in Goran's Form 8-K filed on August 2, 2001, SIG, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. Through reinsurance agreements, CNA was to share in IGF's profits or losses on IGF's total crop insurance business. By letter dated January 3, 2001, CNA gave notice pursuant to the SAA of its exercise of the "Put Mechanism" under the SAA effective February 19, 2001. According to the SAA, upon exercise of the Put Mechanism, IGFH is obligated to pay CNA an amount equal to 5.85 times "Average Pre-Tax Income", an amount based in part upon payments made to CNA under the SAA. The SAA further provided that 30 days after exercise of the Put, IGF will execute a promissory note payable six months after the exercise of the Put in the principal amount equal to the amount owed, as specified by the SAA. In a letter dated March 20, 2001, CNA also asserted a claim for amounts allegedly due under reinsurance agreements for the 2000 crop year.

Also, as previously reported in Goran's Form 8-K filed on August 2, 2001, SIG believes it has claims against CNA and defenses to CNA's claim that may ultimately offset or reduce amounts owed to CNA. SIG and CNA engaged in discussions regarding possible alternatives for the resolution of their respective claims against each other. Those discussions ultimately proved to be unsuccessful.

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

On June 6, 2001, CNA filed a complaint against IGF, IGFH and SIG in the United States District Court for the Southern District of Indiana, Indianapolis Division (the "CNA Complaint"), asserting claims based on the SAA and related agreements for approximately $25 million allegedly owed CNA by virtue of its exercise of the Put Mechanism, $3 million for amounts allegedly due under reinsurance agreements for the 2000 crop year, $1 million for certain "fronting costs," and $1 million pursuant to a note executed by IGFH to CNA's affiliate in connection with the acquisition by IGFH of North American Crop Underwriters, Inc. in 1998. CNA also asserted claims to the effect that the June 6, 2001 sale of IGF assets to Acceptance resulted in payments of funds to Goran, SIG and Granite Re, which funds allegedly should have been paid to IGF instead. On June 6, 2001, CNA asked the district court to enter a temporary restraining order preventing IGF, IGFH and SIG from disposing of the proceeds received by them in connection with the sale of IGF assets to Acceptance. In an emergency hearing, the court denied CNA the relief it requested, without prejudice to reconsideration of those issues at a future time. CNA has since amended the CNA Complaint to add Goran and Granite Re as defendants. CNA's counterclaim in response to the IGF Complaint asserts essentially the same claims against the same parties as the amended CNA Complaint.

On September 20, 2001 the court ordered a consolidation of the two cases. On December 4, 2001, CNA filed an Amended Answer and Counterclaim that added Pafco, Superior and certain members of the Symons family as counterdefendants. CNA's Amended Answer and Counterclaim also alleges that IGF, IGFH, SIG, and the other counterdefendants are alter egos of each other and are directly liable to CNA for its claims. Discovery in the case is proceeding. Although SIG continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by SIG or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against SIG and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations.

The California Department of Insurance ("CDOI") filed a Notice of Noncompliance against Superior on June 29, 2001, which alleged that broker fees were charged by independent brokers in violation of California law. SIG and the CDOI agreed to a resolution of the matters raised in the Notice of Noncompliance by a Stipulation and Consent Order entered on December 26, 2001 wherein Superior agreed to pay the CDOI a penalty in the amount of $200,000 in settlement of the action.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of SIG or of Goran, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of SIG's stock or Goran's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of SIG's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. The Company, SIG and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9 (b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. On February 19, 2002 the court granted in part and denied in part defendants' motion to dismiss. On March 15, 2002 the Company, SIG and the individual defendants filed a motion for reconsideration of the court's ruling on the motion to dismiss, or alternatively to certify an order for appeal.

Superior  is  a  defendant  in  a case filed on May 8, 2001 in the United States
District Court for the Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. On September 28, 2001 the case was consolidated with fifteen or more similar actions. On October 29, 2001 Superior filed a motion to dismiss the action for lack of jurisdiction, which is pending. Superior intends to vigorously defend the claims brought against it.

IGF is a defendant in a declaratory action entitled Kevin L. Stevens, Bank of America, Conservator of the Estate of Samuel Jay Ramsey and Gael Ramsey v. IGF Insurance Company originally filed on February 21, 2001 in the Circuit Court of Green County, Missouri. The action was subsequently removed to the Federal District Court for the Western District of Missouri. On October 11, 2001, the Federal District Court granted declaratory judgment in favor of the Company's insured, Stevens, and held that IGF was responsible for payment of the premium attributable to a $15,000,000 appeal bond for Stevens' appeal from a judgment against him in a related personal injury action. IGF believes that the District Court erred in granting declaratory judgement for Stevens and in holding that IGF is responsible for payment of the premium on the bond. IGF has appealed to the United States Court of Appeals for the Eighth Circuit for relief from the declaratory judgment. In the event IGF is ultimately required to pay the premium on the appeal bond, it would have a material adverse impact on IGF's financial position.

Superior is a defendant in a case filed September 15, 2000 in the Circuit Court for Lee County, Florida entitled Charles L. Fulton, D.C. v. Superior Insurance Company. The case is purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from persons insured by Superior. The court granted Superior's motions to dismiss the original and amended complaints but denied Superior's motion to dismiss the second amended complaint. The court is permitting plaintiff to go forward with class discovery. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it.

Superior is a defendant in a case now entitled Oviedo Family Chiropractic Center, P.A. v. Superior Insurance Company originally filed February 4, 2000 in the Circuit Court for Dade County, Florida and entitled Medical Re-Hab Center v. Superior Insurance Company. The court granted Superior's motions to dismiss the original and first amended complaints. The plaintiff has filed a motion for leave to file a second amended complaint which is pending. The case purports to be brought on behalf of a class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and
(ii) such insureds and claimants. The plaintiff alleges that Superior reduced medical benefits payable and improperly calculated interest in violation of Florida law. Superior believes the claim is without merit and intends to vigorously defend the charges brought against it.

Superior Guaranty is a defendant in a case filed on October 8, 1999, in the Circuit Court for Manatee County, Florida entitled Patricia Simmons v. Superior Guaranty Insurance Company. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiff alleges that the defendant charged interest in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

Superior Guaranty is a defendant in a case filed on November 26, 1996, in the Circuit Court for Lee County, Florida entitled Raed Awad v. Superior Guaranty Insurance Company, et al. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiffs allege that the defendant charged premium finance service charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

On July 7, 2000 the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to SIG. On August 30, 2001 the FDOI rejected the recommended order and issued its final order which SIG believes improperly characterizes billing and policy fees paid by Superior to Superior Group. Superior filed an appeal of the final order to the Florida District Court. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida which seeks enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion with the District Court of Appeals that was denied pending a ruling from FDOI on Superior's motion for stay.

See note 14, "REGULATORY MATTERS", for additional legal matters involving insurance regulatory matters.

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

SIG is a 50% owner in a limited liability corporation ("LLC") established to provide business services to the Company and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at December 31, 2001.


16.  SUPPLEMENTAL  CASH  FLOW  INFORMATION:

Cash paid/(received) for income taxes and interest are summarized as follows (in thousands):



                                                               2001     2000      1999
                                                               -----  --------  ---------
Cash paid/(received) for federal income taxes, net of refunds  $  --  $(6,134)  $(17,952)
Cash paid for interest on trust preferred . . . . . . . . . .  $  --  $    --   $ 12,825


17.  DISCLOSURES  ABOUT  FAIR  VALUES  OF  FINANCIAL  INSTRUMENTS:

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

d) PREFERRED SECURITIES: There is not an active market for the Preferred Securities; however, the estimated market value of the entire issue as of December 31, 2001 was $9,000,000.

18.  STOCK  OPTION  PLANS:

In June 1986, Goran adopted the Goran Capital Inc. 1986 Stock Option Plan (the "Goran Stock Option Plan"). The Goran Stock Option Plan provides Goran the authority to grant nonqualified stock options and incentive stock options to officers and key employees of Goran and its subsidiaries and nonqualified stock options to non-employee directors of Goran. Options have been granted at an exercise price equal to the fair market value of the Goran stock at date of grant. The outstanding stock options vest and become exercisable at varying terms ranging from immediate vesting to equal installments over terms up to 5 years. On June 15, 1999, all Goran options granted at an exercise price in excess of CDN$14.70, were repriced to CDN$14.70 per share. In 2000, certain officers and non-employee directors of Goran surrendered a total of 515,771 stock options.

Information regarding the Goran Stock Option Plan is summarized below (in Canadian dollars):




                                        2001              2000             1999
                                        Weighted          Weighted        Weighted
                                        Average           Average         Average
                                        Exercise          Exercise        Exercise

                               Shares   Price    Shares    Price    Shares   Price
                               -------  ------  ---------  ------  --------  ------
Outstanding at the beginning
 of the year. . . . . . . . .  195,937  $ 8.36   660,708   $14.17  695,572   $29.92
Granted . . . . . . . . . . .  633,750  $ 0.90   100,000   $ 2.35       --       --
Exercised . . . . . . . . . .       --      --        --       --       --       --
Forfeited/Surrendered . . . .   38,500  $14.16  (564,771)  $14.15  (34,864)  $14.69
                               -------          ---------          --------
Outstanding at the end of the
 Year . . . . . . . . . . . .  791,187  $ 2.09   195,937   $ 8.36  660,708   $14.17
                               =======          =========          ========
Options exercisable at year
 End. . . . . . . . . . . . .  682,520  $ 2.29    88,605   $14.62  619,035   $14.18
Available for future grant. .   79,813      --   675,063       --  210,292       --


On November 1, 1996, SIG adopted the Symons International Group, Inc. 1996 Stock Option Plan (the "SIG Stock Option Plan"). The SIG Stock Option Plan provides SIG the authority to grant nonqualified stock options and incentive stock options to officers and key employees of SIG and its subsidiaries and nonqualified stock options to nonemployee directors of SIG and Goran. Options have been granted at an exercise price equal to the fair market value of the SIG's stock at date of grant. All of the outstanding stock options vest and become exercisable in three equal installments on the first, second and third anniversaries of the date of grant. On October 14, 1998, all SIG options were repriced to $6.3125 per share. In November 1999, certain officers and non-employee directors of SIG surrendered a total of 1,153,600 stock options.


Information  regarding  the  SIG  Stock  Option  Plan  is  summarized  below:



                                         2001                2000                  1999
                                         Weighted            Weighted              Weighted
                                         Average             Average               Average
                                         Exercise            Exercise              Exercise

                               Shares     Price     Shares     Price     Shares     Price
                             ----------  -------  ----------  -------  -----------  -------
Outstanding at the
Beginning of the year . . .  1,344,833   $0.9400    213,033   $6.3125   1,457,833   $6.3125
Granted . . . . . . . . . .         --        --  1,287,000   $0.5436          --   $6.3125
Exercised . . . . . . . . .         --        --         --        --      (1,667)  $6.3125
Forfeited/Surrendered . . .    (73,500)  $2.8474   (155,200)  $5.0391  (1,243,133)  $6.3125
                             ----------           ----------           -----------
Outstanding at the end of
 the year . . . . . . . . .  1,271,333   $0.8283  1,344,833   $0.9400     213,033   $6.3125
                             ==========           ==========           ===========
Options exercisable at year
 End. . . . . . . . . . . .    465,333   $1.3180     73,500   $6.3125     120,366   $6.3125
Available for future grant.    228,667        --    155,167        --   1,286,967        --


                                                        Options                 Options
                                                       Outstanding             Exercisable
                                            Weighted    weighted                Weighted
                                            Average     Average                 Average
                             Number        Remaining    Exercise    Number      Exercise
Range of Exercise Prices   Outstanding  Life (in years)  Price    Exercisable    Price
-------------------------  -----------  --------------- ------     -----------   ------
0.50 - $0.8750             1,209,000         8.2         $0.5448     403,000     $0.5455
6.3125                      62,333           5.5         $6.3125     62,333      $6.3125
                           -----------                              -----------
                           1,271,333         8.0                     465,333
                         =============                            ===============


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


Information regarding the Superior Group Management Stock Option Plan is summarized below:


                                        2001             2000           1999
                                        Weighted         Weighted       Weighted
                                        Average          Average        Average
                                        Exercise         Exercise       Exercise

                               Shares   Price   Shares   Price   Shares   Price
                               -------  ------  -------  ------  -------  ------
Outstanding at the beginning
 of the year. . . . . . . . .  83,432   $54.42  92,232   $51.75  94,732   $51.75
Granted . . . . . . . . . . .      --       --      --       --      --       --
Forfeited . . . . . . . . . .    (100)  $57.65  (8,800)  $51.48  (2,500)  $51.75
                               -------          -------          -------
Outstanding at the end of the
 year . . . . . . . . . . . .  83,332   $57.65  83,432   $54.42  92,232   $51.75
                               =======          =======          =======
Options exercisable at year
 end. . . . . . . . . . . . .  83,332       --  66,726       --  42,448       --
Available for future grant. .  27,779       --  27,679       --  18,879       --





                                                          Options               Options
                                                         Outstanding          Exercisable
                                           Weighted       Weighted              Weighted
                                           Average        Average               Average
                             Number        Remaining      Exercise   Number     Exercise
Range of Exercise Prices   Outstanding  Life (in years)    Price    Exercisable    Price
-------------------------  -----------  ---------------    -----    -----------    -----
44.17. . . . . . . . . .       41,667            4.1    $   44.17     41,667    $  44.17
71.14. . . . . . . . . .       41,665            4.1    $   71.14     41,665    $  71.14

The Company applies U.S. Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretation in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for such plans. Had compensation cost been determined, based on fair value at the grant dates for options granted under the Company stock option plan as well under both the SIG Stock Option Plan and the GGS Stock Option Plan during 2001, 2000 and 1999 consistent with the method of U.S. SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro-forma net earnings and pro-forma earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been as follows:




                                2001       2001        2000       2000       1999       1999
                                 As         Pro-        As         Pro-        As        Pro-
                               Reported    Forma     Reported     Forma     Reported    Forma
                              ----------  ---------  ----------  ---------  ----------  ---------
Earnings (loss) from
continuing operations. . . .  $ (31,937)  $(32,643)  $ (63,224)  $(63,676)  $ (47,000)  $(50,596)
Basic and fully diluted EPS
from continuing operations .  $   (5.61)  $  (5.73)  $  (10.86)  $ (10.94)  $   (8.00)  $  (8.61)
Net earnings (loss). . . . .  $ (34,093)  $(34,799)  $ (80,265)  $(80,717)  $ (62,373)  $(65,969)
Basic and fully diluted EPS.  $   (5.99)  $  (6.11)  $  (13.79)  $ (13.86)  $  (10.61)  $ (11.23)

The fair value of each option grant used for purposes of estimating the pro-forma amounts summarized above is estimated on the grant date using the Black-Scholes option-pricing model with the weighted average assumptions for 2001 and 2000 shown on the following table:



                                          SIG       Goran        SIG          Goran
                                          2001      2001         2000         2000
                                         Grants     Grants       Grants       Grants
                                       ------  -----------  -----------  -----------
Risk-free interest rates                  ---        2.34%        5.00%       5.00%
Dividend yields                           ---         ---          ---          ---
Volatility factors                        ---         156%         106%        106%
Weighted average expected life            ---   2.6 years    4.0 years    5.0 years
Weighted average fair value per share     ---  $     0.68   $     0.40   $     1.31

The Goran stock options are granted and denominated in Canadian dollars. The pro-forma stock based compensation for these options are translated at the average rate for the year. The weighted average fair value per share is translated at the year end rate.



19.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED):

Quarterly  financial  information  is  as  follows  (in  thousands):

                                                  First     Second     Third     Fourth      Total
                                                 --------  --------  ---------  ---------  ---------
                      2001
Gross written premiums. . . . . . . . . . . . .  $48,338   $49,950   $ 27,348   $ 67,550   $193,186
Net premiums written. . . . . . . . . . . . . .   16,945    27,702     14,684     27,531     86,862
Net premiums earned . . . . . . . . . . . . . .   18,844    26,411     22,943     39,999    108,197
Total revenues. . . . . . . . . . . . . . . . .   22,912    31,444     29,671     44,166    128,193
Net operating earnings (loss) from continuing
 operations (1) . . . . . . . . . . . . . . . .   (5,803)   (1,338)    (6,677)    (5,943)   (20,761)
Net loss from continuing operations . . . . . .   (9,547)   (3,940)    (9,041)    (9,409)   (31,937)
Basic operating earnings (loss) per share from
 continuing operations (1). . . . . . . . . . .    (1.00)     (.28)     (1.29)     (1.08)     (3.65)
Net loss from continuing operations per share
 - basic and diluted. . . . . . . . . . . . . .    (1.65)     (.68)     (1.57)     (1.71)     (5.61)

                       2000
Gross written premiums. . . . . . . . . . . . .  $59,859   $30,032   $ 45,852   $ 46,356   $182,099
Net premiums written. . . . . . . . . . . . . .   31,859    20,163     32,180     19,260    103,462
Net premiums earned . . . . . . . . . . . . . .   44,467    38,483     34,176     28,406    145,532
Total revenues. . . . . . . . . . . . . . . . .   51,903    43,153     37,524     33,392    165,972
Net operating earnings (loss) from continuing
 operations (1) . . . . . . . . . . . . . . . .   (3,544)   (3,320)    (7,573)     2,020    (12,417)
Net loss from continuing operations . . . . . .   (7,422)   (8,473)   (13,523)   (33,806)   (63,224)
Basic operating earnings (loss) per share from
 continuing operations (1). . . . . . . . . . .    (0.60)    (0.56)     (1.31)      0.34      (2.13)
Net loss from continuing operations per share
 - basic and diluted. . . . . . . . . . . . . .    (1.26)    (1.45)     (2.35)     (5.80)    (10.86)

(1)     Operating  earnings (loss) and per share amounts exclude amortization, interest, taxes, deferred income, realized capital gains and losses, minority interest and any  extraordinary  items.
(2)     In the fourth quarter of 2000, the Company recorded an impairment charge related to  goodwill  of  $33.5  million.


20. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP") AND ADDITIONAL INFORMATION

The consolidated financial statements are prepared in accordance with Canadian GAAP. Material differences between Canadian and U.S. GAAP are described below. There were no material difference in net earnings or earnings per share in 2001, 2000 and 1999.


(a)     Receivables  from  sale  of  capital  stock

        The SEC Staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock be presented as deductions from stockholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP stockholders' equity would be reduced by $1,258,000 at December 31, 2001 and 2000, to reflect the loans due from certain stockholders which relate to the purchase of common shares of the Company.


(b)     Unrealized  gain  (loss)  on  investments

        U.S. GAAP requires that unrealized gains and losses on investment portfolios be included as a component in determining stockholders' equity. In addition, SFAS No. 115 permits prospective recognition of unrealized gains (losses) on investment portfolio for year-ends commencing after December 15, 1993. As a result, stockholders' equity would be decreased by $2,246,000 and $3,602,000 for the years ended December 31, 2001 and 2000, respectively.

(c)     Discontinued  operations

        U.S. GAAP requires the netting of all assets and liabilities of discontinued operations and the presentation of those net assets as a single line item in the consolidated balance sheets for all periods presented. There is no impact on stockholders' equity.

(d)     Changes  in  stockholder's  equity

        A reconciliation of stockholders' equity (deficit) from Canadian GAAP to U.S. GAAP is as follows (in thousands):



                                                           2001       2000
                                                         ---------  ---------
Stockholders' equity in accordance with Canadian GAAP .  $(89,146)  $(72,668)
Add (deduct) effect of difference in account for:
    Receivables from sale of capital stock (see note a)    (1,258)    (1,258)
    Unrealized gain (loss) on investments (see note b).    (2,246)    (3,602)
                                                         ---------  ---------
Stockholders' equity in accordance with U.S. GAAP . . .  $(92,650)  $(77,528)
                                                         =========  =========

(e)     Comprehensive  Income

        U.S. GAAP requires the presentation of a statement of comprehensive income. Canadian GAAP does not require a similar disclosure. The Company's comprehensive income is as follows (in thousands):



                                                  2001       2000
                                                ---------  ---------
Net Income (Loss) per Statement of Operations.  $(34,093)  $(80,265)
Purchase of Preferred Securities . . . . . . .    20,973     18,717
Change in cumulative translation adjustment. .      (472)      (304)
Unrealized gain (loss) on investments. . . . .    (2,246)    (3,602)
                                                ---------  ---------
Comprehensive Income (Loss). . . . . . . . . .  $(15,838)  $(65,454)
                                                =========  ---------


21.     SUBSEQUENT  EVENTS

In March 2002, Granite Re purchased Preferred Securities bearing a principal amount of $26.5 million at a cost of $2.39 million. After the March 2002 purchases, the Company holds Preferred Securities bearing a total principal amount of $66.96 million.

22.     MANAGEMENT'S  PLANS

The financial statements have been prepared on a going concern basis which assumes the realization of assets and settlement of liabilities in the normal course of operations. The Company's subsidiary, SIG, which accounts for the majority of the assets, liabilities and results of operations of the consolidated entity has experienced significant losses from operations and net capital deficiency which raise substantial doubt as to SIG's ability to continue as a going concern. The financial statements do not give effect to adjustments, if any, that would be necessary should SIG be unable to continue as a going concern and be required to realize its assets and liquidate its liabilities other than in the normal course of operations.

The Company reported net losses of $34.1 million and $80.3 million for the years 2001 and 2000, respectively and is a party to a number of legal proceedings and claims. While the stockholders' equity at December 31, 2001 is a deficit of approximately $89.1 million, SIG has offsetting thirty-year mandatorily redeemable trust preferred stock outstanding of $135 million that are not due for redemption until 2027. SIG's insurance subsidiaries, excluding IGF, have statutory surplus of approximately $21.9 million. Management has initiated substantial changes in operational procedures in an effort to return SIG to profitable levels and to improve its financial condition. SIG has and is continuing to raise its rates in a market environment where increasing rates and withdrawal from the market by other companies show positive trends for improving profitability of nonstandard automobile insurance underwriters.

Beginning in the fourth quarter of 2001 and continuing in January and February 2002, SIG sustained adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, SIG commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, SIG has, as of the filing of this document, taken the following actions to improve the financial position and operating results of SIG:

- Eliminated reinstatements in all markets (i.e., upon policy cancellation, the insured must obtain a new policy at prevailing rates and underwriting guidelines),
- Terminated or placed on new business moratorium several hundred agents whose loss ratios were abnormally high when compared to the average for the remaining agents (these agents accounted for approximately 16% of SIG's total gross written premium in 2001),
- Increased underwriting requirements in certain markets including: higher down payments, new policy fees, and shorter policy terms, and
- Hired a consultant with significant auto claims experience to review processes and suggest modifications to the claims function.

The Company expects the above actions to result in a decline of approximately 10 to 15% in SIG's gross written premiums from 2001 levels with a corresponding decrease in management fees payable to Superior Group, offset by reductions in operating expenses due to process changes and efficiencies.


Management believes that despite the recent losses and the deterioration in shareholders equity and statutory surplus, it has developed a business plan that, if successfully implemented, can improve SIG's operating results and financial condition in 2002.

23.     DISCONTINUED  OPERATIONS

As previously announced, IGF sold its crop insurance operations to Acceptance on June 6, 2001. This business was predominantly written through IGF. The divestiture of the crop insurance segment transferred ownership of certain crop insurance accounts, effective with the 2001 crop cycle.

Management does not expect any remaining crop business to be material to the consolidated financial statements and accordingly has discontinued reporting crop insurance as a business segment. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying consolidated financial statements.

Summarized results of operations and financial position for discontinued operations were as follows:



STATEMENTS  OF  OPERATIONS
(in  thousands)


                                                                               Year Ended December 31,
                                                                               2001       2000       1999
                                                           -------------------------  ---------  ---------

Gross premiums written. . . . . . . . . . . . . . . . . .  $                256,722   $241,748   $237,286
                                                           =========================  =========  =========
Net premiums written. . . . . . . . . . . . . . . . . . .  $                   (308)  $ 26,466   $ 12,737
                                                           =========================  =========  =========

       Net premiums earned. . . . . . . . . . . . . . . .  $                   (308)  $ 26,531   $ 14,240
       Net investment and fee income. . . . . . . . . . .                     1,657      1,229        749
       Net realized capital gain. . . . . . . . . . . . .                       799         10         21
                                                           -------------------------  ---------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . .                     2,148     27,770     15,010
                                                           -------------------------  ---------  ---------

       Loss and loss adjustment expenses. . . . . . . . .                     3,559     40,690     34,225
       Policy acquisition and general and administrative
       expenses . . . . . . . . . . . . . . . . . . . . . .                     654      2,059        215
       Interest and amortization expense. . . . . . . . .                        91      1,162      1,113
                                                           -------------------------  ---------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . .                     4,304     43,911     35,553
                                                           -------------------------  ---------  ---------

Loss before income taxes. . . . . . . . . . . . . . . . .                    (2,156)   (16,141)   (20,543)

Income taxes:
        Current income tax (benefit). . . . . . . . . . .                         -          -     (5,852)
        Deferred income tax expense . . . . . . . . . . .                         -          -        682
                                                           -------------------------  ---------  ---------
Total income tax expense (benefit). . . . . . . . . . . .                         -          -     (5,170)
                                                           -------------------------  ---------  ---------

Loss from operations of discontinued segment. . . . . . .                         -    (16,141)   (15,373)
Loss on disposal of discontinued segment. . . . . . . . .                    (2,156)      (900)         -
                                                           -------------------------  ---------  ---------
Net loss from discontinued operations . . . . . . . . . .  $                 (2,156)  $(17,041)  $(15,373)
                                                           =========================  =========  =========

-------------------------------------------------------------------------------
MANAGEMENT  RESPONSIBILITY
-------------------------------------------------------------------------------

Management recognizes its responsibility for conducting the Company's affairs in the best interests of all its shareholders. The consolidated financial statements and related information in this Annual Report are the responsibility of management. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which involve the use of judgement and estimates in applying the accounting principles selected. Other financial information in this Annual Report is consistent with that in the consolidated financial statements.

The Company maintains a system of internal controls, which is designed to provide reasonable assurance that accounting records are reliable and to safeguard the Company's assets. The independent accounting firm of BDO Seidman, LLP has audited and reported on the Company's consolidated financial statements for 2001 and 2000. Their opinion is based upon audits conducted by them in accordance with generally accepted auditing standards to obtain assurance that the consolidated financial statements are free of material misstatements.

The Audit Committee of the Board of Directors, the members of which include outside directors, meets with the independent external auditors and management representatives to review the internal accounting controls, the consolidated financial statements and other financial reporting matters. In addition to having unrestricted access to the books and records of the Company, the independent external auditors also have unrestricted access to the Audit Committee. The Audit Committee reports its findings and makes recommendations to the Board of Directors.



/s/  Alan  G.  Symons
Chief  Executive  Officer
March  29,  2002

BOARD  OF  DIRECTORS  AND  STOCKHOLDERS  OF  GORAN  CAPITAL  INC.


Goran  Capital  inc.
Toronto,  Canada

We have audited the accompanying consolidated balance sheets of Goran Capital Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of earnings (loss), changes in shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Goran Capital Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in Canada.

The consolidated financial statements as at December 31, 1999 and for the year then ended, prior to the reclassifications made to reflect the Company's crop insurance segment as discontinued operations, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated March 14, 2000, except for Note 23, which is as of March 23, 2000. We have audited the reclassifications to the 1999 consolidated financial statements and, in our opinion, such reclassifications, in all material respects, are appropriate and have been properly applied.





/s/  BDO  SEIDMAN,  LLP
Grand  Rapids,  Michigan
March  29,  2002




COMMENTS  BY  AUDITOR  FOR  U.S.  READERS ON CANADA - U.S. REPORTING DIFFERENCES

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 22 to the financial statements. Our report to the shareholders dated March 29, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.





/s/  BDO  SEIDMAN,  LLP
Grand  Rapids,  Michigan
March  29,  2002

STOCKHOLDER  INFORMATION

Registrar  and  Transfer  Agent            IndependentPublic  Accountants
CIBC  Mellon  Trust  Company               BDO  Seidman  LLP
Toronto,  Ontario                          Grand  Rapids,  Michigan

Annual  Meeting  of  Stockholders
2  Eva  Road,  Suite  200
Toronto,  Ontario  Canada  M9C  2A8
May  31,  2002
10:00  A.M.

ANNUAL  REPORT  ON  FORM  10-K
A copy of the Annual Report on Form 10-K for Goran Capital Inc. for the year ended December 31, 2001, filed with the Securities and Exchange Commission, may be obtained, without charge, upon request to the individual and address noted under Shareholder Inquiries.

MARKET  AND  DIVIDEND  INFORMATION

As of July 1, 2000 Goran Capital Inc.'s common stock began trading on the OTC Bulletin Board under the symbol GNCNF.OB. Prior to this date Goran Capital Inc.'s stock was traded on the NASDAQ Stock Market's National Market. The shares also trade on the Toronto Stock Exchange.

As of December 31, 2001 there were approximately 100 common stockholders of record, including many brokers holding shares for the individual clients. The number of individual stockholders on the same date is estimated at 1000.

The number of commons shares outstanding on December 31, 2001 totaled 5,393,698. Information relating to the common shares is available through the Toronto Stock Exchange and the U.S. OTC Bulletin Board. The following table sets forth the high and low closing sale prices for the common shares for each quarter of 2001, 2000 and 1999.



                                                   TORONTO STOCK EXCHANGE
                                               2001         2000          1999
Quarter Ended                              High   Low    High   Low    High    Low
-------------                              ----   ---    ----   ---    ----  -----
March 31                                   $2.70  $0.90  $4.15  $1.50  $12.37  $7.73
June 30                                    $1.75  $0.80  $3.50  $1.75  $ 9.75  $7.06
September 30                               $1.15  $0.53  $2.84  $1.95  $12.78  $7.40
December 31                                $1.25  $0.60  $2.25  $ .50  $ 8.74  $1.95



                                         U.S. OTC BULLETIN BOARD TRADING PRICES
                                               2001         2000          1999
Quarter Ended                              High   Low    High    Low   High    Low
-------------                              ----   ---    ----    ---   ----   -----
March 31                                   $1.88  $0.75  $2.88  $1.05  $10.73  $8.38
June 30                                    $1.14  $0.58  $2.44  $1.16  $10.19  $7.31
September 30                               $0.80  $0.35  $1.95  $1.25  $13.25  $7.75
December 31                                $0.81  $0.41  $1.38  $0.34  $ 8.38  $2.00


                                       52
U.S. OTC Bulletin Board quotations reflect inter-dealer prices without retail markdown or commission and may not represent actual transactions. Goran Capital Inc. did not declare or pay cash dividends on its common stock during the years ended December 31, 2001, 2000 and 1999. Goran Capital Inc. does not plan to pay cash dividends on its common stock in the foreseeable future.

SHAREHOLDER  INQUIRIES

Inquiries  should  be  directed  to:
ALAN  G.  SYMONS
Chief  Executive  Officer
Goran  Capital  Inc.
Tel:  (317)  259-6302
E-mail:  asymons@sigins.com

BOARD  OF  DIRECTORS

G.  GORDON  SYMONS
Chairman  of  the  Board
Goran  Capital  Inc.
Symons  International  Group,  Inc.

ALAN  G.  SYMONS
President,  Chief  Executive  Officer
Goran  Capital  Inc.

DOUGLAS  H.  SYMONS
Vice  President,  Chief  Operating  Officer
Goran  Capital  Inc.
President,  Chief  Executive  Officer  and  Secretary
Symons  International  Group,  Inc.

J.  ROSS  SCHOFIELD
President,  Schofield  Insurance  Brokers

DAVID  B.  SHAPIRA
President,  Medbers  Limited

JOHN  K.  MCKEATING
Former  Partner,  Vision  2120,  Inc.

RON  FOXCROFT
President,  Fluke  Transportation  Group


EXECUTIVE  OFFICERS

ALAN  G.  SYMONS
President,  Chief  Executive  Officer
Goran  Capital  Inc.

DOUGLAS  H.  SYMONS
Vice  President,  Chief  Operating  Officer  and  Secretary
Goran  Capital  Inc.
President,  Chief  Executive  Officer  and  Secretary
Symons  International  Group,  Inc.

JOHN  G.  PENDL
Vice  President,  Chief  Financial  Officer  and  Treasurer
Goran  Capital  Inc.

COMPANY,  SIG  AND  SUBSIDIARY  OFFICES

HEAD  OFFICE  -  CANADA
GORAN  CAPITAL  INC.
2  Eva  Road,  Suite  200
Toronto,  Ontario  Canada  M9C  2A8
Tel:  416-622-0660
Fax:  416-622-8809

US  OFFICE
GORAN  CAPITAL  INC.
4720  Kingsway  Drive
Indianapolis,  Indiana  46205
Tel:  317-259-6400
Fax:  317-259-6395
Website:  www.gorancapital.com
          --------------------

SIG  CORPORATE  OFFICE
Symons  International  Group,  Inc.
4720  Kingsway  Drive
Indianapolis,  Indiana  46205
Tel:  317-259-6300
Fax:  317-259-6395
Website:  www.sigins.com
          --------------

OTHER  SUBSIDIARY  OFFICES

Superior  Insurance  Group,  Inc.
4720  Kingsway  Drive
Indianapolis,  Indiana  46205
Tel:  317-259-6300
Fax:  317-259-6395
Website:  www.sigauto.com
          ---------------

Pafco  General  Insurance  Company
4720  Kingsway  Drive
Indianapolis,  Indiana  46205
Tel:  317-259-6300
Fax:  317-259-6395

Superior  Insurance  Company
280  Interstate  North  Circle,  N.W.,  Suite  500
Atlanta,  Georgia  30339
Tel:  770-952-4885
Fax:  770-988-8583

IGF  Insurance  Company
4720  Kingsway  Drive
Indianapolis,  Indiana  46205
Tel:  317-259-6300
Fax:  317-259-6395

Superior  Insurance  Company  -  Claims  Office
1745  West  Orangewood  Road,  Suite  210
Orange,  California  92826
Tel:  714-978-6811
Fax:  714-978-0353

Superior  Insurance  Company  -  Claims  Office
6303  Little  River  Turnpike,  Suite  220
Alexandria,  Virginia  22312
Tel:  703-916-8001
Fax:  703-916-1783


Superior  Insurance  Company  -  Claims  Office
700N  Central  Avenue,  Suite  570
Glendale,  California  91203
Tel:  818-956-3077
Fax:  818-956-3069


Superior  Insurance  Company  -  Claims  Office
5503  W  Waters  Avenue,  Suite  500
Tampa,  Florida  33634
Tel:  813-887-4878
Fax:  813-243-0268

Superior  Insurance  Company  -  Claims  Office
141  Union  Boulevard,  Suite  130
Lakewood,  Colorado  80228
Tel:  303-984-7000
Fax:  303-985-1253

Superior  Insurance  Company-  Claims  Office
4500  PGA  Boulevard,  Suite  304A
Palm  Beach  Gardens,  Florida  33418
Tel:  561-622-7831
Fax:  561-622-9741

Superior  Insurance  Company-  Claims  Office
7775  Baymeadows  Way,  Suite  107
Jacksonville,  Florida  32256
Tel:  Pending
Fax:  Pending

Superior  Insurance  Company-  Claims  Office
5700  Cleveland  Street,  Suite  336
Virginia  Beach,  Virginia  23462
Tel:  757-499-0500
Fax:  757-499-0560