Form 10-Q
period 2002-03-31
GORAN CAPITAL INC
filed 2002-05-14
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                  FORM  10-Q

Mark  One
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002

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

As of March 31, 2002, there were 5,393,698 shares of Registrant's no par value common stock issued and outstanding.




                                                     FORM 10-Q INDEX
                                           FOR THE QUARTER ENDED MARCH 31, 2002


                                                                                            Page
                                                                                           Number
PART I. .FINANCIAL INFORMATION

Item 1. .Financial Statements

         Consolidated Balance Sheets at March 31, 2002
         (unaudited) and December 31, 2001 . . . . . . . . . . .                                 3

         Unaudited Consolidated Statements of Operations
         for the Three Months Ended
         March 31, 2002 and 2001 . . . . . . . . . . . .                                         4

         Unaudited Consolidated Statement of Stockholder's
         Equity (Deficit) for the Three Months ended
         March 31, 2002 and 2001 . . .                                                           5

         Unaudited Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2002 and 2001. . . . . . .                                 6

         Condensed Notes to Unaudited Consolidated Financial
         Statements. . . . . . . . . .                                                           7

Item 2. .Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                    15

Item 3. .Quantitative and Qualitative Disclosures about Market Risk                             21

PART II .OTHER INFORMATION                                                                      21

Item 1. .Legal Proceedings                                                                      21

Item 2. .Changes in Securities and Use of Proceeds                                              22

Item 3. .Defaults Upon Senior Securities                                                        22

Item 4. .Submission of Matters to a Vote of Security Holders                                    22

Item 5. .Other Information                                                                      22

Item 6. .Exhibits and Reports on Form 8-K                                                       22

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .                                       23

GORAN CAPITAL INC., Analysis of Loss Per Share. . . . . .                                       24



PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
GORAN  CAPITAL  INC.
CONSOLIDATED  BALANCE  SHEETS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                            March 31,
                                                                              2002       December 31,
                                                                           (Unaudited)      2001
                                                                          ------------  -----------
ASSETS:
Investments:
    Fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   74,115   $      77,325
    Equity securities . . . . . . . . . . . . . . . . . . . . . . . . . .      16,809          21,610
    Short-term investments, at amortized cost, which approximates market.      10,348          13,266
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . .       1,704           1,594
                                                                           -----------  --------------
Total Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .     102,976         113,795
Investments in and advances to related parties. . . . . . . . . . . . . .         738           1,130
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      12,604          11,263
Receivables, net of allowances of $288 and $1,526 . . . . . . . . . . . .      50,367          47,441
Reinsurance recoverable on paid and unpaid losses, net. . . . . . . . . .      36,479          29,284
Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . . . . .      43,932          40,039
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . .         923             763
Property and equipment, net of accumulated depreciation . . . . . . . . .       9,205           9,907
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,256           4,376
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,851           2,421
Assets of discontinued operations . . . . . . . . . . . . . . . . . . . .      20,878         115,900
                                                                           -----------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     283,209   $     376,319
                                                                           ===========  ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT:
LIABILITIES:
    Losses and loss adjustment expenses . . . . . . . . . . . . . . . . .  $   82,149   $      84,876
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .      64,262          59,216
    Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . . .      65,510          58,868
    Distributions payable on preferred securities . . . . . . . . . . . .      18,883          23,252
    Deferred Income . .        . . . . . . . . . . . . . . . . . . . . .        6,500           7,250
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,783          21,563
    Liabilities of discontinued operations. . . . . . . . . . . . . . . .      20,878         115,900
                                                                           -----------  --------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .     281,965         370,925
                                                                           -----------  --------------
MINORITY INTEREST:
Company-obligated mandatorily redeemable preferred stock of trust
Subsidiary holding solely parent debentures . . . . . . . . . . . . . . .      67,994          94,540
                                                                           -----------  --------------
STOCKHOLDERS' DEFICIT:
Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,502          18,502
Contributed surplus . . . . . . . . . . . . . . . . . . . . . . . . . . .      70,864          42,465
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . .        (799)           (763)
Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . .    (155,317)       (149,350)
                                                                           -----------  --------------
TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . . . . . . .     (66,750)        (89,146)
                                                                           -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . .  $  283,209   $     376,319
                                                                           ===========  ==============

See  condensed  notes  to  consolidated  financial  statements.




GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars,  except  per  share  data)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                  --------------------
                                                                                   2002            2001
                                                                           --------------------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . . . . . . . . .  $            45,082   $48,338
Less ceded premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .               30,973    31,393
                                                                           --------------------  --------
Net premiums written. . . . . . . . . . . . . . . . . . . . . . . . . . .  $            14,109   $16,945
                                                                           ====================  ========

Net premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            13,093   $18,844
Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,814     2,962
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . .                1,338     1,809
Other Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  750         -
Net realized capital loss . . . . . . . . . . . . . . . . . . . . . . . .                 (722)     (703)
                                                                           --------------------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17,273    22,912
                                                                           --------------------  --------
Expenses:
   Losses and loss adjustment expenses . . . . . . . . . . . . . . .. . .               13,948    17,745
   Policy acquisition and general and administrative expenses. . . .. . .                7,293    11,673
   Amortization of intangibles . . . . . . . . . . . . . . . . . . .. . .                   43        46
                                                                           --------------------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               21,284    29,464
                                                                           --------------------  --------
Loss from continuing operations before income taxes and minority interest               (4,011)   (6,552)
                                                                           --------------------  --------
Total income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -         -
                                                                           --------------------  --------
Loss from continuing operations before minority interest. . . . . . . . .               (4,011)   (6,552)
                                                                           --------------------  --------
Minority interest:
   Distributions on preferred securities, net of tax of nil in both.. . .                1,956     2,995
   2002 and 2001                                                           --------------------  --------
Loss from continuing operations . . . . . . . . . . . . . . . . . . . . .               (5,967)   (9,547)
                                                                           --------------------  --------
Discontinued operations:
   Income (loss) from operations of discontinued segment, less applicable. .                 -         -
   income taxes of nil in both 2002 and 2001                                -------------------  --------

Net loss                                                                   $            (5,967)  $(9,547)
                                                                           ====================  ========
Weighted average shares outstanding - basic and fully diluted . . . . . .                5,394     5,776
                                                                           ====================  ========
Net loss from continuing operations per share - basic and fully diluted .  $             (1.11)  $ (1.65)
                                                                           ====================  ========
Net loss of discontinued operations per share - basic and fully diluted .  $                 -   $     -
                                                                           ====================  ========
Net loss per share - basic and fully diluted. . . . . . . . . . . . . . .  $             (1.11)  $ (1.65)
                                                                           ====================  ========

See  condensed  notes  to  consolidated  financial  statements.




GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                               Cumulative     Retained        Total
                                                      Common     Contributed   Translation    Earnings     Stockholders'
                                                      Stock      Surplus       Adjustment     (Deficit)   Equity (Deficit)
                                                     --------    ---------     ------------  ----------  -----------------

Balance at December 31, 2000                          $ 19,132   $ 23,748        $ (291)      $ (115,257)     $ (72,668)
Repurchase of common shares                              -          -             -           -                  -
Purchase of Preferred Securities                         -          -             -           -                  -
Change in cumulative translation
Adjustment                                               -          -              (241)      -                    (241)
Net loss                                                 -          -             -              (9,547)         (9,547)
                                                     --------  ---------    ------------      ----------     -----------  -
Balance at March 31, 2001  . . . . . . . . . . . . .  $19,132   $ 23,748       $ (5322)        $(124,804)    $   (82,456)
                                                     ========   =========      =========       ==========      ==========


Balance at December 31, 2001                          $18,502   $ 42,465       $  (763)        $(149,350)     $  (89,146)
Purchase of Common Shares
Purchase of Preferred Securities                                   28,399                                         28,399
Change in cumulative translation
Adjustment                                                                         (36)                              (36)
Net loss                                                       -          -             -         (5,967)          (5,967)
                                                      --------  ---------  -   - ----------     ----------      ----------

Balance at March 31, 2002                             $18,502   $ 70,864      $  (799)        $(155,317)      $  (66,750)
                                                      ========  =========      =========      ==========       ==========

See condensed notes to consolidated financial statements.



GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)


                                                                             Three Months Ended
                                                                                    March 31,
                                                                                 2002      2001
                                                                   --------------------  ---------
Cash flows from operating activities:
  Net loss for the period . . . . . . . . . . . . . . . . . . . . .         $  (5,967)  $ (9,547)
  Adjustments to reconcile net loss to net cash used in operations:
  Depreciation and amortization . . . . . . . . . . . . . . . . . .                876      1,112
  Net realized capital loss . . . . . . . . . . . . . . . . . . . .                722        703
  Net changes in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .               (5,781)   (10,901)
  Reinsurance recoverable on paid and unpaid losses . . . . . . .               (4,340)   (15,806)
  Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . .               (3,893)   (10,634)
  Deferred policy acquisition costs . . . . . . . . . . . . . . .                 (160)       459
  Other assets and liabilities. . . . . . . . . . . . . . . . . .                1,790      2,275
  Loss and loss adjustment expense reserves . . . . . . . . . . .               (2,727)    (9,472)
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . .                5,046      8,636
  Reinsurance payables. . . . . . . . . . . . . . . . . . . . . .                6,642     25,490
  Distribution payable on preferred securities. . . . . . . . . .               (4,369)     6,743
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . .                 (750)         -
  Net assets from discontinued operations . . . . . . . . . . . .                    -       (872)
                                                                   --------------------  ---------
Net cash (used in) operations . . . . . . . . . . . . . . . . . .              (12,911)   (11,814)
                                                                   --------------------  ---------

Cash flows from investing activities, net of assets acquired:
  Net sale of short-term investments. . . . . . . . . . . . . . .                2,918      2,989
  Proceeds from sales, calls and maturities of fixed maturities .                9,746     11,736
  Purchase of fixed maturities. . . . . . . . . . . . . . . . . . .             (4,292)      (756)
  Proceeds from sale of equity securities . . . . . . . . . . . . .              5,475      3,765
  Purchase of equity securities . . . . . . . . . . . . . . . . . .             (1,263)    (4,475)
  Proceeds from repayment of mortgage loans . . . . . . . . . . . .                  -         30
  Purchase of property and equipment. . . . . . . . . . . . . . . .               (134)    (1,114)
  Net investing activities from discontinued operations . . . . . .                  -        604
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (125)       (42)
                                                                    -------------------  ---------
Net cash provided by investing activities . . . . . . . . . . . .               12,325     12,737
                                                                   --------------------  ---------

Cash flows from financing activities, net of assets acquired:
  Purchase of subsidiary's preferred securities . . . . . . . . .                1,535          -
  Repayment of related party loans. . . . . . . . . . . . . . . .                  392        819
  Net financing activities from discontinued operations . . . . .                    -       (317)
                                                                   --------------------  ---------
Net cash provided by (used in) financing activities . . . . . . .                1,927        502
                                                                   --------------------  ---------

Increase in cash and cash equivalents . . . . . . . . . . . . . .                1,341      1,425
Cash and cash equivalents, beginning of period. . . . . . . . . .               11,263      3,230
                                                                   --------------------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $            12,604   $  4,655
                                                                   ====================  =========

See  condensed  notes  to  consolidated  financial  statements.


                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For the Three Months Ended March 31, 2002


1.     BASIS  OF  PRESENTATION
Goran Capital Inc. ("the Company") is the parent company of the Goran group of companies. The consolidated financial statements are prepared in accordance with Canadian Generally Accepted Accounting Principles. In addition, the consolidated financial statements are also used to satisfy the Company's financial filing requirements in the U.S. Consequently, the consolidated financial statements include disclosures that are not necessarily required under Canadian GAAP and contain references to U.S. GAAP accounting pronouncements.
Note 8, presents a reconciliation of Canadian and U.S. GAAP. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements, unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.

The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its wholly owned subsidiaries as follows:

Granite Reinsurance Company Ltd. ("Granite Re") a finite risk reinsurance company domiciled in Barbados.

Granite Insurance Company ("Granite") a Canadian federally licensed insurance company.

Symons International Group (Florida) Inc. ("SIGF") a Florida domestic corporation.

Symons International Group, Inc. ("SIG") is a 73.1% owned subsidiary of Goran. SIG's subsidiaries are as follows:

- Superior Insurance Group Management, Inc ("Superior Group Management") a holding company for the nonstandard automobile operations which includes:
- Superior Insurance Group, Inc. ("Superior Group") a management company for the nonstandard automobile operations;
- Superior Insurance Company ("Superior") an insurance company domiciled in Florida;
- Superior American Insurance Company ("Superior American") an insurance company domiciled in Florida;
- Superior Guaranty Insurance Company ("Superior Guaranty") an insurance company domiciled in Florida;
- Pafco General Insurance Company ("Pafco") an insurance company domiciled in Indiana;
-   IGF  Holdings,  Inc.  ("IGFH")  a  holding  company
- IGF Insurance Company ("IGF") an insurance company domiciled in Indiana (See Note 23);

As previously announced, SIG sold its crop insurance operations to Acceptance Insurance Companies, Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through IGF, which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

2.     PREFERRED  SECURITIES
On August 12, 1997, SIG's trust subsidiary issued $135 million in preferred securities ("Preferred Securities") bearing interest at an annual rate of 9.5%. The principal assets of the trust subsidiary are senior subordinated notes of SIG in the principal amount of $135 million with an interest rate and maturity date substantially identical to those of the Preferred Securities. Expenses of the issue aggregated $5.1 million and are amortized over the term of the Preferred Securities.

The Preferred Securities represent company-obligated mandatorily redeemable securities of a trust subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years. The annual Preferred Security obligations of approximately $13 million per year must be funded from SIG's nonstandard automobile management company, which receives management and billing fees from its insurance subsidiaries. Under the terms of the indenture, SIG is permitted to defer semi-annual interest payments for up to five years. SIG elected to defer the interest payments due in February and August 2000 and 2001 and February 2002 and may continue this practice through 2004.

The trust indenture for the Preferred Securities contains certain restrictive covenants including covenants based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA"). If SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

- SIG may not incur additional indebtedness or guarantee additional indebtedness.
- SIG may not make certain restricted payments including making loans or advances to affiliates, repurchasing common stock or paying dividends in excess of a stated limitation.
- SIG may not increase its level of non-investment grade securities defined as equities, mortgage loans, real estate, real estate loans and non-investment grade fixed income securities.

These restrictions currently apply, as SIG's consolidated coverage ratio was (0.77) at March 31, 2002, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG complied with these additional restrictions as of December 31, 2001 and is in compliance as of March 31, 2002. Upon completion of the audit for 2001, it was discovered that SIG was not in compliance with the covenant dealing with the percentage of investment in other than "Permitted Investments" as defined by the indenture. The indenture allows for no more than 15% of total invested assets to be in non-investment grade securities as defined by the indenture. At December 31, 2001, approximately 21% of SIG's investment portfolio was invested in equity securities and non-investment grade bonds. SIG cured the covenant violation as of March 29, 2002 via the sale of approximately $8 million of the non-investment grade securities and the reinvestment of the proceeds in Permitted Investments.

3.     REGULATORY  AFFAIRS
Pafco and IGF are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to SIG from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the Consent Orders with the IDOI, described below, prohibit the payment of any dividends by Pafco and IGF. Superior, Superior American and Superior Guaranty are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). The Florida statute also contains limitations with regard to the payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification") as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

-    Sell  or  encumber  any  of  its  assets,  property, or business in force;
- Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by SIG, and does not include payments in excess of $10,000);
- Lend its funds or make investments, except in specified types of investments;
- Incur debts or obligations, except in the ordinary course of business to unaffiliated parties;
-    Merge  or  consolidate  with  another  company;
-    Enter  into  new,  or  amend  existing,  reinsurance  agreements;
- Complete, enter into or amend any transaction or arrangement with an affiliate, and
-    Disburse  funds  or  assets  to  any  affiliate.

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notices of any material change regarding the status of litigation with Mutual Service Casualty Insurance Company and with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

Pafco has been subject to an agreed to order of the IDOI since February 17, 2000 that requires Pafco, among other matters, to:

- Refrain from doing any of the following without the IDOI's prior written consent:
   - Selling assets or business in force or transferring property, except in the ordinary course of business;
   - Disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000);
   -    Lending  funds;
   -    Making  investments,  except  in  specified  types  of  investments;
   - Incurring debt, except in the ordinary course of business and to unaffiliated parties;
   -    Merging  or  consolidating  with  another  company;  or
   -    Entering  into  new,  or  modifying  existing,  reinsurance  contracts.
- Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively ; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations.
- Continue to comply with prior IDOI agreements and orders to correct business practices under which Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

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

Pafco has agreed with the Iowa Department of Insurance ("IADOI") that it will not write any new non-standard business in Iowa, until such time as Pafco has reduced its overall non-standard automobile policy counts in the state or:

-     Has  increased  surplus,  or
- Has achieved a net written premium to surplus ratio of less than three to one, or
-     Has  surplus  reasonable  to  its  risk.

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

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to SIG. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which SIG believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to Florida District Court which is pending. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida which seeks court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeals, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order which is conditional upon the cessation of payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior is unwilling to agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002, Superior filed a motion with the district court which seeks a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state. On October 9, 2001, the State Corporation Commission of Virginia issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its Risk Based Capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% of the total gross written premiums of SIG in 2001.

SIG's operating subsidiaries, their business operations, and their transactions with affiliates, including SIG, are subject to regulation and oversight by the IDOI, the FDOI, and the insurance regulators of other states in which the subsidiaries write business. SIG is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a mutually satisfactory manner could result in future regulatory actions or proceedings that materially and adversely affect SIG and the Company.

4.     COMMITMENTS  AND  CONTINGENCIES
As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance which were issued in the AgPI Program were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through March 31, 2002 in settlement of legal proceedings and claims related to the AgPI Program. SIG has retained a reserve of approximately $3 million as a provision for expenses and settlement of ongoing litigation.

All AgPI policyholder claims had been settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira
v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which IGF filed another demurrer, contending that plaintiffs failed to make the amendments required by the court's previous rulings. This latest demurrer is to be heard on May 24, 2002. Discovery is proceeding.

As previously reported in the Company's December 31, 2001 Form 10-K, MSI and IGF are arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, SIG, IGF, IGFH, Granite Re and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleges that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and are voidable. On April 18 and 19, 2002, the parties engaged in a mediation session and reached an agreement to settle the disputed claims in the arbitration proceeding and the federal court action. The settlement contemplates execution of a written agreement that is currently being drafted. Pending execution of a written agreement, the mediator has reported to the court that a settlement has been reached.

As previously reported, SIG and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of SIG, IGFH, IGF and CNA under the SAA are the subject of an action pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against the Company, Granite Re, Pafco, Superior and certain members of the Symons family. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of SIG or of the Company, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of SIG's stock or the Company's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of SIG's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. SIG and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9(b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. On February 19, 2002 the court entered an order granting in part and denying in part defendants' motion to dismiss. On March 15, 2002, SIG and the individual defendants filed a motion for reconsideration of the court's ruling on the motion to dismiss, or alternatively to certify an order for appeal, which was denied on May 1, 2002. Discovery in the case is proceeding.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

IGF is a defendant in a declaratory action entitled Kevin L. Stevens, Bank of America, Conservator of the Estate of Samuel Jay Ramsey and Gael Ramsey v. IGF Insurance Company originally filed on February 21, 2001 in the Circuit Court of Green County, Missouri. The action was subsequently removed to the Federal District Court for the Western District of Missouri. On October 11, 2001, the Missouri District Court granted declaratory judgment in favor of SIG's insured, Stevens, and held that IGF was responsible for payment of the premium attributable to a $15,000,000 appeal bond for Stevens' appeal from a judgment against him in a related personal injury action. On April 23, 2002, the United States Court of Appeals for the Eighth Circuit vacated the judgment and held that Stevens need not post a bond to appeal the adverse judgment. Therefore, IGF was not obligated to pay the bond premium.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

As previously reported, an action has been brought against Superior in Florida by a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The plaintiff alleges that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. Superior believes the claim is without merit and intends to vigorously defend the charges brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

As previously reported, actions have been brought in Florida against Superior Guaranty purporting to be on behalf of a class of purchasers of insurance from Superior Guaranty allegedly charged service or finance charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's December 31, 2001 Form 10-K.

SIG is a 50% owner in a limited liability corporation ("LLC") established to provide business services to SIG, the Company and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at March 31, 2002.

SIG and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by SIG's subsidiaries. SIG in establishing its loss reserves has considered these actions. SIG believes that the ultimate disposition of these lawsuits will not materially affect SIG's operations or financial position.

5.     LOSS  DEVELOPMENT  ON  PRIOR  ACCIDENT  YEARS
During the first quarter of 2002 SIG experienced unfavorable development on its year-end 2001 loss and LAE reserves in the amount of $1.5 million. This was primarily due to unfavorable settlement of outstanding claims that resulted in an increase in the loss and LAE ratio for the first quarter by 13.1 percentage points.

6.     RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to the current year presentation.

7.     LOSS  PER  SHARE


Basic and diluted net loss per share is computed by dividing net loss as reported by the average number of shares outstanding as follows:


                                                    Three Months Ended
(in thousands)                                             March 31
                                                      2002       2001
                                                     -------    -----
Basic:
  Weighted-average common shares outstanding.         5,394     5,776
                                                     ======     =====

Diluted:
  Weighted-average common shares outstanding.         5,394    5,776
                                                      =====    =====


The Company has 788,187 stock options outstanding as of March 31, 2002. Common stock equivalents are anti-dilutive. Therefore, fully diluted loss per share is the same as basic loss per share.


8.     UNITED  STATES  ACCOUNTING  PRINCIPLES
These unaudited consolidated financial statements have been prepared in accordance with Canadian (CDN) GAAP. There are no differences between CDN GAAP and US GAAP for both the net loss and the net loss per share. The differences between CDN GAAP and US GAAP for stockholders' (deficit) are as follows (in thousands):





(in thousands)                                          March 31, 2002    December 31, 2001
                                                       ----------------  -------------------
Stockholders (deficit) in accordance with
Canadian GAAP . . . . . . . . . . . . . . . . . . . .  $       (64,673)  $          (89,146)

Add (deduct) effect of difference in accounting for:
     Receivable from sale of capital stock. . . . . .           (1,258)              (1,258)
     Unrealized gain (loss) on investments. . . . . .           (3,091)              (2,246)
                                                       ----------------  -------------------
Stockholders' (deficit) in accordance with
US GAAP . . . . . . . . . . . . . . . . . . . . . . .  $       (69,022)  $          (92,650)
                                                       ================  ===================


9.     DISCONTINUED  OPERATIONS
In December 2000, SIG initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction was completed in June 2001 and transferred ownership of substantially all of the crop insurance assets of SIG and IGF, effective with the 2001 crop cycle, to Acceptance. Upon completion of the sale, the net assets of the discontinued operations were reduced to zero. IGF and its affiliates received approximately $27.4 million at closing and Acceptance assumed all of the crop insurance in-force policies for the 2001 crop year. For agreeing not to compete in the crop insurance industry for a period of three years from the date of sale, the Company and SIG each received $4.5 million at closing that is being amortized to income on a straight-line basis over three years. An additional $9.0 million in reinsurance premium is payable to Granite Re under a multi-year reinsurance treaty whereby Granite Re has agreed to reinsure a portion of the crop insurance business of Acceptance and provide an indemnity on behalf of IGF. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Summarized  results  of  operations for discontinued operations were as follows:



     STATEMENTS  OF  OPERATIONS:
(in  thousands)
                                                              Three Months Ended
                                                                     March 31
                                                               ----------------
                                                                2002       2001
                                                             ----------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . .  $       -   $94,390
                                                             ==========  ========
Net premiums written. . . . . . . . . . . . . . . . . . . .  $       2   $ 7,888
                                                             ==========  ========

  Net premiums earned . . . . . . . . . . . . . . . . . . .  $       2   $ 2,798
  Net investment and fee income . . . . . . . . . . . . . .        189      (316)
  Net realized capital gain (loss). . . . . . . . . . . . .       (123)        2
                                                             ----------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .         68     2,484
                                                             ----------  --------

  Loss and loss adjustment expenses . . . . . . . . . . . .        (19)    5,871
  Policy acquisition and general and administrative expenses.       87    (3,623)
  Interest and amortization expense . . . . . . . . . . . . .        -       236
                                                             ----------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .         68     2,484
                                                             ----------  --------

Earnings before income taxes. . . . . . . . . . . . . . . .          -         -

Income tax expense. . . . . . . . . . . . . . . . . . . . .          -         -
                                                             ----------  --------

Net earnings from discontinued operations . . . . . . . . .  $       -   $     -
                                                             ==========  ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS  AND  CERTAIN  RISKS
All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks; uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) the effect on customers, agents, employees and others due to SIG's receipt of a going concern opinion from its independent auditors; (ii) general economic conditions, including prevailing interest rate levels and stock market performance; (iii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; (iv) the factors described in this section and elsewhere in this report; and (v) adverse actions by insurance regulatory officials.

OVERVIEW  OF  THE  COMPANY
Goran Capital, Inc. ("the Company") owns 73.1% of Symons International Group, Inc. ("SIG"). SIG owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. SIG's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco"), Superior Insurance Company ("Superior") and IGF Insurance Company ("IGF"). Additionally, the Company owns 100% of Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite") and Symons International Group (Florida) Inc. ("SIGF").

As previously announced, SIG sold its crop insurance operations to Acceptance Insurance Companies, Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through IGF, which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty"), and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. SIG offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard carriers become more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Due to the low limits of coverage, the period of time that elapses between the occurrence and settlement of losses under nonstandard policies is shorter than many other types of insurance. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Granite  Re  is  a  finite  risk  reinsurance  company  based  in  Barbados.

Granite is a Canadian federally licensed insurance company that ceased writing new insurance policies on January 1, 1990.

SIGF is a Florida domestic corporation engaged in several lines of business, including a property/casualty insurance brokerage and a flood insurance brokerage.

SIGNIFICANT  LOSSES  HAVE  BEEN  REPORTED  AND  ARE  LIKELY  TO  CONTINUE
The net loss from continuing operations for the three months ended March 31, 2002 was $(5,967,000). The net loss from continuing operations for the three months ended March 31, 2001 was $(9,547,000). The net loss from continuing operations for the twelve months ended December 31, 2001 was $(31,937,000). The net loss for the twelve months ended December 31, 2000 was $(63,224,000). Losses from continuing operations have decreased after 2000 primarily due to lower volume and corresponding actions taken to reduce operating expenses and the recognition in 2000 of a one-time charge for the impairment of goodwill of $33.5 million. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS
The Company's U.S. insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI"), and the insurance regulators of other states in which the U.S. insurance company subsidiaries write business. Moreover, the U.S. insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's U.S. insurance company subsidiaries and have resulted in enhanced scrutiny, suspensions, orders and other regulatory actions by several regulators. The primary purpose of insurance regulation is the protection of policyholders rather than stockholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategies or result in future regulatory actions or proceedings that could have a material adverse effect on the Company's operations.

THE  COMPANY  IS  SUBJECT  TO  A  NUMBER  OF  PENDING  LEGAL  PROCEEDINGS
The Company is involved in a number of pending legal proceedings (see Part II, Item 1, "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it and/or its subsidiaries, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management and they are expensive to defend, whether or not the Company is ultimately successful.

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT
SIG has issued, through a wholly owned trust subsidiary, $135 million aggregate principal amount in Trust Originated Preferred Securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest payments of 9.5% paid semi-annually. The obligations of the Preferred Securities are funded from SIG's non-standard automobile management company. SIG elected to defer the semi-annual interest payments due in February and August 2000 and 2001 and the payment due in February 2002 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2002, 2003 and 2004 are deferred) of approximately $84 million will become due and payable in February 2005. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to incur or guarantee debt, make payments to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments in other than investment grade, fixed income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG.

REVIEW  OF  CONSOLIDATED  OPERATIONS

NET  LOSS
The net loss for the three months ended March 31, 2002 was $(5,967,000) or $(1.11) per share (basic and diluted). The net loss for the three months ended March 31, 2002 was $(9,547,000) or $(1.65) per share (basic and diluted). The decreased loss is due primarily to lower premiums earned in 2002 and decreased policy acquisition and general and administrative expenses offset by higher losses. There was no loss on discontinued operations for the three months ended March 31, 2002 and 2001, respectively. Refer to Note 9., "Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements for additional information.

GROSS  PREMIUMS  WRITTEN
Gross premiums written decreased 6.7% for the first quarter of 2002 compared to the first quarter of 2001. The primary reasons for this decline in volume are the withdrawal from certain competitive markets and other underwriting initiatives intended to increase profitability.

NET  PREMIUMS  WRITTEN
Net premiums written represent the portion of premiums that are being retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's U.S. insurance subsidiaries, the growth in retained deficit and to manage overall risk retention, SIG entered into a reinsurance agreement to cede a portion of its gross written premiums to a third party. For the three months ended March 31, 2002, SIG ceded approximately 71.4% of its gross written premiums.

NET  PREMIUMS  EARNED
Net premiums earned decreased 30.5% for the three months ended March 31, 2002, as compared to the same period in 2001. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decrease in written premiums and policies in force.

FEE  INCOME
Fee income is derived from installment billings and other services provided to policyholders. Fee income for the three months ended March 31, 2002 was 5.0% lower than for the three months ended March 31, 2001. The decrease is attributable to the reduction in policies in force and the overall decline in written premium in the three months ended March 31, 2002.

NET  INVESTMENT  INCOME
Net investment income for the three months ended March 31, 2002 was 26.0% lower than for the three months ended March 31, 2001. This decrease reflects the decline in invested assets during a period of declining premiums, the liquidation of investments to pay prior year losses settled in 2002 and unrealized losses on equity investments.

NET  REALIZED  CAPITAL  GAINS  AND  (LOSSES)
Net realized capital (losses) were $(722,000) and $(703,000) for the three months ended March 31, 2002 and 2001, respectively. The net capital losses resulted primarily from the liquidation of longer duration fixed income securities in the first quarter of 2002 in order to rebalance the investment positions in the portfolio. These transactions resulted in higher cash proceeds that were reinvested in shorter duration investment instruments. Capital losses were also realized due to the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES
The loss and loss adjustment expense (LAE) ratio for SIG for the three months ending March 31, 2002 was 107.7% of net premiums earned as compared to 94.8% for the similar period of 2001, and to 91.5% for the entire year 2001. During the first quarter of 2002, SIG experienced unfavorable development on its loss and LAE reserves for accidents occurring in 2001and prior which increased the loss and LAE ratio for the quarter by 13.1 percentage points.

POLICY  ACQUISITION  AND  GENERAL  AND  ADMINISTRATIVE  EXPENSE
Policy acquisition and general and administrative expenses were $7,293,000 and $11,673,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease reflects the decline in gross written premiums, an increase in ceding commissions associated with the quota share reinsurance contract, and overall operating expense reduction initiatives. As a percentage of gross premiums earned, SIG experienced a decrease in its operating expense ratio, net of fee income, from 40.5% for the first quarter of 2001 to 32.4% for 2002. This decrease in the expense ratio is the result of reduced operating expenses and an increase in ceding commissions earned under the quota share reinsurance contract.

PROVISION  (BENEFIT)  FOR  INCOME  TAXES
At March 31, 2002 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three months ended March 31, 2002. At March 31, 2001 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three months ended March 31, 2001.

REVIEW  OF  CONSOLIDATED  FINANCIAL  CONDITION

CASH  AND  INVESTMENTS
Total cash and investments at March 31, 2002 and December 31, 2001 were $115,580,000 and $125,058,000, respectively. The decrease results from continued liquidations to fund claim payments and operating expenses, as well as the portfolio rebalancing mentioned above. Refer to "Net Realized Capital Gains and (Losses)" above for a discussion of other changes on cash investment balances.

REINSURANCE  RECEIVABLES  AND  PAYABLES
SIG negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, SIG may cede a portion of its non-standard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and up to 90% of Pafco's earned premiums. SIG's ceding percentage for the first quarter of 2002 totaled 71.4%. The decrease in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES
Gross receivables increased by $1,688,000, or 3.4%, from December 31, 2001. This increase is primarily attributable to an increase in billable premiums due to higher written premiums in the first quarter of 2002 versus the fourth quarter of 2001. The allowance for doubtful accounts decreased by $1,238,000, or 81.1%, from December 31, 2001 as a result of permanent write-offs.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES
Total loss and LAE reserves decreased from $84,876,000 as of December 31, 2001 to $82,149,000 as of March 31, 2002. This decrease is consistent with the Company's declining volume of business.

UNEARNED  PREMIUMS
Unearned premiums increased from $59,216,000 as of December 31, 2001 to $64,262,000 as of March 31, 2002. This decrease is consistent with the increase in receivables discussed above.

DEFERRED  INCOME
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2002, the Company and SIG each received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over the three-year period.

STOCKHOLDERS'  (DEFICIT)
Stockholders' (deficit) was $(64,673,000) and $(89,146,000) as of March 31, 2002
and December 31, 2001, respectively. This increase is the result of the net loss of $(5,967,000) for the three months ended March 31, 2002, offset by an increase in combined surplus of $30,440,000 due primarily to the purchase by the Company of SIG's Preferred Securities.

LIQUIDITY  AND  CAPITAL  RESOURCES

The primary sources of funds for the Company are dividends and loans from Granite Re.

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

The nonstandard automobile insurance subsidiaries' primary source of funds is premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, SIG maintains investment programs intended to provide adequate funds to pay claims. During the first quarter of 2002 and during 2001 and 2000, due to reduced premium volume, SIG liquidated investments to pay claims. SIG historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will continue to cause SIG to shorten the duration of its investments. SIG may incur additional costs in selling longer bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, SIG has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

SIG had $1.2 million available at March 31, 2002 under its $2.5 million revolving credit facility ("Facility") with Granite Re. An additional $750,000 was drawn on the line in April 2002, leaving $450,000 available at May 15, 2002. The terms of the Facility call for monthly interest payments at the prime rate (as printed in the Wall Street Journal on the first business day of each month) plus 5.25% (the total rate was 10.0% at May 1, 2002) computed on an annual basis and not to exceed 18% per annum calculated on the average principal outstanding each month. All principal borrowed under the Facility is due on December 20, 2004.

On August 12, 1997, SIG issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years.

SIG may defer interest payments in accordance with the terms of the trust indenture for a period of up to five years. The unpaid interest installment amounts accrue interest at 9.5%. SIG deferred the semi-annual interest payments due in February and August 2000 and 2001 and February 2002 and may continue this deferral practice for all remaining payments due in 2002, 2003, and 2004.

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
                    =====  =====  =====  =======  ===========  ========


The trust indenture contains certain restrictive covenants including those based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Security distributions) for the most recent four quarters, the following restrictions become effective:

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

These restrictions currently apply, as SIG's consolidated coverage ratio was (0.77) in 2002, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG complied with these additional restrictions as of March 31, 2002. In March 2002, SIG discovered it was not in compliance with the covenant dealing with the percentage of investment in other than "Permitted Investments" as defined by the indenture. The indenture allows for no more than 15% of total invested assets to be in non-investment grade securities as defined by the indenture. At December 31, 2001, approximately 21% of SIG's investment portfolio was invested in equity securities and non-investment grade bonds. SIG cured the covenant violation as of March 29, 2002 via the sale of approximately $8 million of non-investment grade securities and the reinvestment of the proceeds in Permitted Investments.

During the first quarter of 2002, Granite Re purchased Preferred Securities bearing a principal amount of $26,546,000. During 2001, Granite Re purchased Preferred Securities bearing a principal amount of $17,460,000. During 2000, Granite Re and Granite purchased Preferred Securities bearing principal amounts of $18,000,000 and $5,000,000, respectively. As a result, the Company's balance sheet as of March 31, 2001 presents a net Preferred Securities balance of $67,994,000. The Company's total purchases of Preferred Securities resulted in a $68,089,000 increase to the Company's consolidated stockholders' equity as of March 31, 2001.

Net cash used by operating activities in the first quarter of 2002 aggregated $(12,911,000) compared to $(11,814,000) in the first quarter of 2001.

The Company believes cash flows in the nonstandard automobile operations from premiums, investment income and billing fees are sufficient to meet obligations to policyholders and operating expenses for the foreseeable future. This is due primarily to the lag time between receipt of premiums and the payment of claims. Accordingly, while there can be no assurance as to the sufficiency of the Company's cash flow in future periods, the Company believes that its cash flow will be sufficient to meet all of its operating expenses and operating debt service (not including the Preferred Securities) for the foreseeable future.

SIG experienced, beginning in the fourth quarter of 2001 and continuing in the first quarter of 2002, adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, SIG commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, SIG took the following actions in late March 2002 and in April 2002 to improve its financial position and operating results:

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

As previously reported in the December 31, 2001 Form 10-K, SIG expected the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels. Based on actual results through April 2002, SIG now expects a decline of from 20 to 25% in gross written premiums for calendar year 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. In April 2002, SIG eliminated approximately 60 full-time positions, primarily in its claims and underwriting departments. This represents approximately 17% of the Company's employees before the layoffs. In addition, SIG has undertaken other costs savings initiatives and process changes in order to reduce operating expenses.

Stockholders' equity reflected a deficit of $(64.673) million at March 31, 2002, which does not reflect the statutory surplus upon which the Company conducts its U.S. insurance operations. The Company's U.S. insurance subsidiaries, not including IGF, after the effects of codification, had statutory surplus of approximately $17.7 million at March 31, 2002.

Given the financial position and loss experience of SIG over the past several years as described above, SIG's independent auditors issued an opinion based on their audit of SIG's December 31, 2001 Consolidated Financial Statements which includes an emphasis paragraph that raises the question of whether or not SIG can continue as a going concern. SIG's plans to improve financial results are described above.

ITEM  3.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Part I, Item 1 "Business" in the December 31, 2001 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the December 31, 2001 Form 10-K.

PART  II  -     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance which were issued in the AgPI Program were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through March 31, 2002 in settlement of legal proceedings and claims related to the AgPI Program. SIG has retained a reserve of approximately $3 million as a provision for expenses and settlement of ongoing litigation.

All AgPI policyholder claims had been settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira
v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. Discovery is proceeding. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiffs would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which IGF filed another demurrer, contending that plaintiffs failed to make the amendments required by the court's previous rulings. This latest demurrer is to be heard on May 24, 2002. Discovery is proceeding.

As previously reported in the Company's December 31, 2001 Form 10-K, MSI and IGF are arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, SIG, IGF, IGFH, Granite Re and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleges that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and are voidable. On April 18 and 19, 2002, the parties engaged in a mediation session and reached an agreement to settle the disputed claims in the arbitration proceeding and the federal court action. The settlement contemplates the execution of a written agreement that is currently being drafted. Pending the execution of a written agreement, the mediator has reported to the court that a settlement has been reached.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of SIG or of the Company, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of SIG's stock or the Company's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of SIG's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. The Company, SIG and the individual defendants filed a motion to dismiss the amended consolidated complaint for failure to state a claim and for failure to plead with particularity as required by Fed. R. Civ. P.9(b) and the Private Securities Litigation Reform Act of 1995. The accounting firms also filed motions to dismiss. On February 19, 2002 the court entered an order granting in part and denying in part defendants' motion to dismiss. On March 15, 2002, the Company, SIG and the individual defendants filed a motion for reconsideration of the court's ruling on the motion to dismiss, or alternatively to certify an order for appeal, which was denied on May 1, 2002. Discovery in the case is proceeding.

IGF is a defendant in a declaratory action entitled Kevin L. Stevens, Bank of America, Conservator of the Estate of Samuel Jay Ramsey and Gael Ramsey v. IGF Insurance Company originally filed on February 21, 2001 in the Circuit Court of Green County, Missouri. The action was subsequently removed to the Federal District Court for the Western District of Missouri. On October 11, 2001, the Missouri District Court granted declaratory judgment in favor of SIG's insured, Stevens, and held that IGF was responsible for payment of the premium attributable to a $15,000,000 appeal bond for Stevens' appeal from a judgment against him in a related personal injury action. On April 23, 2002, the United States Court of Appeals for the Eighth Circuit vacated the judgment and held that Stevens need not post a bond to appeal the adverse judgment; therefore, IGF was not obligated to pay the bond premium.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the December 31, 2001 Form 10K.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             Exhibits:  None

             Reports  on  Form  8-K:  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2002.





                                                     By:  /s/  Alan  G.  Symons
                                                          ---------------------
                                                          Alan  G.  Symons
                                                      Chief  Executive  Officer
                                                (principal  executive  officer)




                                                     By:  /s/  John  G.  Pendl
                                                          --------------------
                                                          John  G.  Pendl
                                                     Chief  Financial  Officer
                              (principal  financial  and  accounting  officer)





                                       24


Goran  Capital  Inc.  -  Consolidated
Analysis  of  Loss  Per  Share
US  GAAP  -  Treasury  Method

                                                            Three Months     Three Months
                                                               Ended             Ended
                                                          March 31, 2002     March 31, 2001
                                                         ----------------  ----------------
Average Price (US $). . . . . . . . . . . . . . . . . .              N/A               N/A

Proceeds from Exercise of Warrants and Options (US $)                Nil               Nil

Shares Repurchased - Treasury Method. . . . . . . . . .              Nil               Nil

Shares Outstanding - Weighted Average . . . . . . . . .        5,393,698         5,776,398

Add:  Options and Warrants Outstanding (1). . . . . .                Nil               Nil

Less:  Treasury Method - Shares Repurchased . . . . . .              Nil               Nil

Shares Outstanding for US GAAP Purposes . . . . . . . .        5,393,698         5,776,398

Net Loss in Accordance with US GAAP . . . . . . . . . .  $    (5,967,000)  $    (9,547,000)

Net Loss Per Share - US GAAP - Basic and Fully Diluted.  $         (1.11)  $         (1.65)


(1)  Only  those  options  with  a dilutive effect were included above for the three months ended  March  31,  2002  and  2001.