Form 10-Q
period 2002-06-30
GORAN CAPITAL INC
filed 2002-08-14
CIK 925600

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
Washington,  D.C.  20549-1004

FORM  10-Q

Mark  One
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
         OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

            FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2002

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13OR  15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

As of July 31, 2002, there were 5,393,698 shares of Registrant's no par value common stock issued and outstanding.



FORM 10-Q INDEX
FOR THE QUARTER ENDED JUNE 30, 2002

                                                                             Page
                                                                           Number

PART  I     FINANCIAL  INFORMATION

Item  1     Financial  Statements

           Consolidated  Balance  Sheets at June 30, 2002
           (unaudited) and December 31,2001                                     3

           Unaudited  Consolidated Statements of Operations
           for the Three Months Ended
           June  30,  2002  and  2001                                           4

           Unaudited  Consolidated  Statements  of Operations
           for the Six Months Ended
           June  30,  2002  and  2001                                           5

           Unaudited  Consolidated Statement of Stockholder's
           Equity (Deficit) for the Six  Months  ended
           June  30,  2002  and  2001                                           6

           Unaudited  Consolidated  Statements  of Cash Flows for the
           Six Months Ended June  30,  2002  and  2001                          7

           Condensed  Notes  to Unaudited Consolidated Financial
           Statements                                                           8

Item  2    Management's  Discussion  and  Analysis  of  Financial
           Condition and Results  of  Operations                               16

Item  3    Quantitative  and  Qualitative  Disclosures  about  Market  Risk    22

PART  II   OTHER  INFORMATION                                                  22

Item  1    Legal  Proceedings                                                  22

Item  2    Changes  in  Securities  and  Use  of  Proceeds                     23

Item  3    Defaults  Upon  Senior  Securities                                  23

Item  4    Submission  of  Matters  to  a  Vote of Security Holders            23

Item  5    Other  Information                                                  24

Item  6    Exhibits  and  Reports  on  Form  8-K                               24

SIGNATURES                                                                     25

CERTIFICATIONS                                                                 26

GORAN  CAPITAL  INC.,  Analysis  of  Loss  Per  Share                          27



PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
GORAN  CAPITAL  INC.
CONSOLIDATED  BALANCE  SHEETS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                           June 30,
                                                                            2002     December 31,
                                                                         (Unaudited)     2001
                                                                          ---------    ---------
ASSETS:
Investments:
    Fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  74,398   $  77,325
    Equity securities . . . . . . . . . . . . . . . . . . . . . . . . . .     15,356      21,610
    Short-term investments, at amortized cost, which approximates market.      5,540      13,266
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . .        695       1,594
                                                                           ----------  ----------
Total Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .     95,989     113,795
Investments in and advances to related parties. . . . . . . . . . . . . .        222       1,130
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      6,934      11,263
Receivables, net of allowances of $216 and $1,526 . . . . . . . . . . . .     40,576      47,441
Reinsurance recoverable on paid and unpaid losses, net. . . . . . . . . .     33,824      29,284
Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . . . . .     35,023      40,039
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . .        777         763
Property and equipment, net of accumulated depreciation . . . . . . . . .      8,486       9,907
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,214       4,376
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,514       2,421
Assets of discontinued operations . . . . . . . . . . . . . . . . . . . .     10,361     115,900
                                                                           ----------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 236,920   $ 376,319
                                                                           ==========  ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT:
LIABILITIES:
    Losses and loss adjustment expenses . . . . . . . . . . . . . . . . .  $  78,818   $  84,876
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .     50,487      59,216
    Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . . .     59,127      58,868
    Distributions payable on preferred securities . . . . . . . . . . . .     20,914      23,252
    Deferred Income . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,750       7,250
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,653      21,563
    Liabilities of discontinued operations. . . . . . . . . . . . . . . .     10,361     115,900
                                                                           ----------  ----------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    244,110     370,925
                                                                           ----------  ----------
MINORITY INTEREST:
Company-obligated mandatorily redeemable preferred stock of trust
Subsidiary holding solely parent debentures . . . . . . . . . . . . . . .     67,994      94,540
                                                                           ----------  ----------
STOCKHOLDERS' DEFICIT:
Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,502      18,502
Contributed surplus . . . . . . . . . . . . . . . . . . . . . . . . . . .     70,864      42,465
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . .       (847)       (763)
Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . .   (163,703)   (149,350)
                                                                           ----------  ----------
TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . . . . . . .    (75,184)    (89,146)
                                                                           ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . .  $ 236,920   $ 376,319
                                                                           ==========  ==========

See  condensed  notes  to  consolidated  financial  statements.


GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars,  except  per  share  data)

                                                                          Three Months Ended
                                                                               June 30,
                                                                          ------------------
                                                                             2002      2001
                                                                           --------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . . . . . . . . .  $23,626   $49,950
Less ceded premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,970    22,248
                                                                           --------  --------
Net premiums written. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,656   $27,702
                                                                           ========  ========

Net premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . .  $11,892   $26,411
Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,176     3,444
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . .    1,401     1,712
Other Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      750       250
Net realized capital loss . . . . . . . . . . . . . . . . . . . . . . . .     (625)     (373)
                                                                           --------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,594    31,444
                                                                           --------  --------
Expenses:
  Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . .   13,356    21,890
  Policy acquisition and general and administrative expenses. . . . . . .    8,549    11,265
  Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . .       43        13
                                                                           --------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,948    33,168
                                                                           --------  --------
Loss from continuing operations before income taxes and minority interest   (6,354)   (1,724)
                                                                           --------  --------
Total income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
                                                                           --------  --------
Loss from continuing operations before minority interest. . . . . . . . .   (6,354)   (1,724)
Minority interest:
  Distributions on preferred securities, net of tax of $0 in both
  2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,032     2,216
                                                                           --------  --------
Loss from continuing operations . . . . . . . . . . . . . . . . . . . . .   (8,386)   (3,940)
                                                                           --------  --------
Discontinued operations:
  Income (loss) from operations of discontinued segment, less applicable
  income taxes of $0 in both 2002 and 2001. . . . . . . . . . . . . . . .        -    (2,156)
                                                                           --------  --------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(8,386)  $(6,096)
                                                                           ========  ========
Weighted average shares outstanding - basic and fully diluted . . . . . .    5,394     5,776
                                                                           ========  ========
Net loss from continuing operations per share - basic and fully diluted .  $ (1.55)  $ (0.68)
                                                                           ========  ========
Net loss of discontinued operations per share - basic and fully diluted .  $  0.00   $ (0.37)
                                                                           ========  ========
Net loss per share - basic and fully diluted. . . . . . . . . . . . . . .  $ (1.55)  $ (1.05)
                                                                           ========  ========

See  condensed  notes  to  consolidated  financial  statements.


GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars,  except  per  share  data)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                               ----------------
                                                                             2002       2001
                                                                           ---------  ---------
Gross premiums written. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 68,708   $ 98,288
Less ceded premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .    46,943     53,641
                                                                           ---------  ---------
Net premiums written. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,765   $ 44,647
                                                                           =========  =========

Net premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 24,985   $ 45,255
Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,990      6,406
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . .     2,739      3,521
Other Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,500        250
Net realized capital loss . . . . . . . . . . . . . . . . . . . . . . . .    (1,347)    (1,076)
                                                                           ---------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,867     54,356
                                                                           ---------  ---------
Expenses:
Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . .    27,304     39,635
Policy acquisition and general and administrative expenses. . . . . . . .    15,842     22,938
Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . .        86         59
                                                                           ---------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43,232     62,632
                                                                           ---------  ---------
Loss from continuing operations before income taxes and minority interest   (10,365)    (8,276)
                                                                           ---------  ---------
Total income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
                                                                           ---------  ---------
Loss from continuing operations before minority interest. . . . . . . . .   (10,365)    (8,276)
Minority interest:
Distributions on preferred securities, net of tax of $0 in both
2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,988      5,211
                                                                           ---------  ---------
Loss from continuing operations . . . . . . . . . . . . . . . . . . . . .   (14,353)   (13,487)
                                                                           ---------  ---------
Discontinued operations:
Income (loss) from operations of discontinued segment, less applicable
income taxes of $0 in both 2002 and 2001. . . . . . . . . . . . . . . . .         -     (2,156)
                                                                           ---------  ---------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(14,353)  $(15,643)
                                                                           =========  =========
Weighted average shares outstanding - basic and fully diluted . . . . . .     5,423      5,776
                                                                           =========  =========
Net loss from continuing operations per share - basic and fully diluted .  $  (2.65)  $  (2.34)
                                                                           =========  =========
Net loss of discontinued operations per share - basic and fully diluted .  $   0.00   $  (0.37)
                                                                           =========  =========
Net loss per share - basic and fully diluted. . . . . . . . . . . . . . .  $  (2.65)  $  (2.71)
                                                                           =========  =========

See  condensed  notes  to  consolidated  financial  statements.


GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                       Cumulative   Retained      Total
                                  Common  Contributed  Translation  Earnings   Stockholders'
                                  Stock   Surplus      Adjustment   (Deficit) Equity (Deficit
                                  -----    -------       ---------  --------  -------------
Balance at December 31, 2000      $19,132   $23,748        $(291)   $(115,257)    $(72,668)

Purchase of Preferred Securities        -    17,980            -              -     17,980

Change in cumulative translation
Adjustment                              -         -          584              -        584
Net loss
                                        -         -            -      (15,643)     (15,643)
                                 --------   -------       -----     ----------     -------
Balance at June 30, 2001. . . . . $19,132   $41,728        $ 293    $(130,900)    $(69,747)
                                  =======  ========        =====    ==========     =======

Balance at December 31, 2001      $18,502   $42,465        $(763)   $(149,350)    $(89,146)

Purchase of Preferred Securities             28,399                                 28,399

Change in cumulative translation
Adjustment                              -         -          (84)           -          (84)
 Net loss                               -         -            -      (14,353)     (14,353)
                                   -------   --------       -----   ---------     --------
Balance at June 30, 2002          $18,502   $70,864        $(847)   $(163,703)    $(75,184)
                                  =======   =======        ======    ========     =========

See condensed notes to consolidated financial statements.


GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                                    Six Months Ended
                                                                                       June  30,
                                                                                   2002       2001
                                                                                 ---------  ---------
Cash flows from operating activities:
 Net loss for the period . . . . . . . . . . . . . . .  . . . . . . . . . . . .  $(14,353)  $(15,643)
  Adjustments to reconcile net loss to net cash provided by (used in) operations:
  Depreciation, amortization, impairment and other. . . . . . . . . . . . . . .     1,763      2,276
  Net realized capital loss . . . . . . . . . . . . . . . .   . . . . . . . . .     1,347      1,076
Net changes in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,865    (15,018)
  Reinsurance recoverable on paid and unpaid losses . . . . . . . . . . . . . .    (4,540)     4,021
  Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . . . . . . .     5,016    (11,429)
  Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .       (14)       259
  Other assets and liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    (3,003)    12,223
  Loss and loss adjustment expense reserves . . . . . . . . . . . . . . . . . .    (6,058)   (14,563)
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (8,729)    11,120
  Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       259      4,673
  Distribution payable on preferred securities. . . . . . . . . . . . . . . . .     1,592      2,203
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,500)     8,750
  Net assets from discontinued operations . . . . . . . . . . . . . . . . . . .    (3,483)     1,602
                                                                                 ---------  ---------
Net cash (used in) operations . . . . . . . . . . . . . . . . . . . . . . . . .   (24,838)    (8,450)
                                                                                 ---------  ---------

Cash flows from investing activities, net of assets acquired:
  Net sale of short-term investments. . . . . . . . . . . . . . . . . . . . . .     7,726      1,731
  Proceeds from sales, calls and maturities of fixed maturities . . . . . . . .    19,437     27,045
  Purchase of fixed maturities . . . . . . . . . . . . . . . . . . .  . . . . .   (14,276)    (8,029)
  Proceeds from sale of equity securities . . . . . . . . . . . . . . . . . . .     8,447     16,953
  Purchase of equity securities . . . . . . . . . . . . . . . . . . . . . . . .    (3,427)   (14,277)
  Proceeds from repayment of mortgage loans . . . . . . . . . . . . . . . . . .         -      1,870
  Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . . .      (272)    (1,577)
  Net investing activities from discontinued operations . . . . . . . . . . . .     3,912       (263)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       878        (45)
                                                                                 ---------  ---------
Net cash provided by investing activities . . . . . . . . . . . . . . . . . . .    22,425     23,408
                                                                                 ---------  ---------

Cash flows from financing activities, net of assets acquired:
  Purchase of subsidiary's preferred securities . . . . . . . . . . . . . . . .    (2,395)    (1,896)
  Repayment of related party loans. . . . . . . . . . . . . . . . . . . . . . .       908        117
  Net financing activities from discontinued operations . . . . . . . . . . . .      (429)      (655)
                                                                                 ---------  ---------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .    (1,916)    (2,434)
                                                                                 ---------  ---------

Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    (4,329)    12,524
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . .    11,263      3,230
                                                                                 ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .     6,934   $ 15,754
                                                                                 =========  =========

See  condensed  notes  to  consolidated  financial  statements.

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     For the Six Months Ended June 30, 2002
1.     BASIS  OF  PRESENTATION
Goran Capital Inc. ("the Company") is the parent company of the Goran group of companies. The consolidated financial statements are prepared in accordance with Canadian Generally Accepted Accounting Principles. In addition, the consolidated financial statements are also used to satisfy the Company's financial filing requirements in the U.S. Consequently, the consolidated financial statements include disclosures that are not necessarily required under Canadian GAAP and contain references to U.S. GAAP accounting pronouncements.
Note 8, presents a reconciliation of Canadian and U.S. GAAP. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements, unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.

The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its wholly owned subsidiaries as follows:

- Granite Reinsurance Company Ltd. ("Granite Re") a finite risk reinsurance company domiciled in Barbados.

- Granite Insurance Company ("Granite") a Canadian federally licensed insurance company.

- Symons International Group (Florida) Inc. ("SIGF") a Florida domestic corporation.

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

As previously announced, SIG sold its crop insurance operations to Acceptance Insurance Companies Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through IGF, which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

2.     PREFERRED  SECURITIES
On August 12, 1997, SIG's trust subsidiary issued $135 million in preferred securities (the "Preferred Securities") bearing interest at an annual rate of 9.5%. The principal assets of the trust subsidiary are senior subordinated notes of SIG in the principal amount of $135 million with an interest rate and maturity date substantially identical to those of the Preferred Securities. Expenses of the issue aggregated $5.1 million and are amortized over the term of the Preferred Securities.

The Preferred Securities represent company-obligated mandatorily redeemable securities of a trust subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years. The annual Preferred Security obligations of approximately $13 million must be funded from SIG's nonstandard automobile management company, which receives management and billing fees from its insurance subsidiaries. In the event the Company's insurance company subsidiaries continue to reduce premium volume, reduced management and billing fees will be payable to Superior Group, which would result in less funds from which to fund the obligations of the Preferred Securities. Under the terms of the indenture, SIG is permitted to defer semi-annual interest payments for up to five years. SIG elected to defer the interest payments due in February and August 2000 and 2001 and February 2002 and may continue this practice through January 2005. SIG plans to defer the interest payments due in August 2002.

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

These restrictions currently apply, as SIG's consolidated coverage ratio was (1.06) at June 30, 2002, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG was in compliance with these additional restrictions as of June 30, 2002.

3.     REGULATORY  AFFAIRS
Pafco and IGF are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF currently has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to SIG from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the consent orders with the IDOI, described below, prohibit the payment of any dividends by Pafco and IGF. Superior, Superior
American and Superior Guaranty are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). The Florida statute also contains limitations with regard to the payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

On June 6, 2001, IGF sold substantially all of its crop insurance assets to Acceptance. On June 24, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a consent order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off. The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

-    Sell  or  encumber  any  of  its  assets,  property,  or business in force;
- Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payment to affiliates except for the reimbursement of costs for running IGF by the Company, and does not include payments in excess of $10,000);
- Lend its funds or make investments, except in specified types of investments;
- Incur debts or obligations, except in the ordinary course of business to unaffiliated parties;
-    Merge  or  consolidate  with  another  company;
-    Enter  into  new,  or  amend  existing,  reinsurance  agreements;
- Complete, enter into or amend any transaction or arrangement with an affiliate, and
-    Disburse  funds  or  assets  to  any  affiliate.

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notice of any material change regarding the status of litigation with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

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

Pafco's inability or failure to comply with any of the above conditions could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. Restrictions on premium writings result in lower premium volume. Management fees payable to Superior Group are based on gross written premium; therefore lower premium volume results in reduced management fees paid by Pafco to Superior Group.

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

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to SIG. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which SIG believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to the Florida District Court, which is pending. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida seeking court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeals, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order which is conditional upon the cessation of the payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior is unwilling to agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002 Superior filed a motion with the district court seeking a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal. On June 19, 2002, the district court entered an order which struck the FDOI's conditional requirement for the stay that Superior post a $15 million appeal bond. However, the order denied Superior's request to consolidate the appeal with the enforcement action.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state.

On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its Risk Based Capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% of the total gross written premiums of the Company in 2001.

SIG's operating subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to regulation and oversight by the IDOI, the FDOI, and the insurance regulators of other states in which the subsidiaries write business. SIG is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a mutually satisfactory manner could result in future regulatory actions or proceedings that materially and adversely affect SIG and the Company.

4.     COMMITMENTS  AND  CONTINGENCIES
As previously reported, IGF had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance issued in the AgPI Program were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through June 30, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments to show an insurable interest as required by the court's previous rulings. This demurrer was granted, without leave to amend, because the lack of an insurable interest rendered the contract an unenforceable wager agreement, as described in each of the various versions of the complaint. Plaintiffs have now moved for reconsideration of the dismissal of the insurance claims asking for another chance to allege an adequate insurable interest. This hearing is set for August 13, 2002. Discovery is proceeding.

As previously reported in the Company's March 31, 2001 Form 10-Q, MSI and IGF were arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, SIG, IGF, IGFH, Granite Re and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleged that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and were voidable. The parties have settled the arbitration and the Indiana action, and an order of dismissal was entered by the court on June 26, 2002.

As previously reported, SIG, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of SIG, IGFH, IGF and CNA under the SAA are the subject of an action pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against the Company, Granite Re, Pafco, Superior and certain members of the Symons family. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, the Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of the Company or of SIG, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or SIG's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. Discovery in the case is proceeding. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleges that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, an action has been brought in Florida against Superior which purports to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleges that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law. The plaintiff also alleges that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. Superior believes the allegations of wrongdoing in violation of law are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, an action has been brought against Superior in Florida by a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The plaintiff alleges that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. Superior believes the claim is without merit and intends to vigorously defend the charges brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

As previously reported, actions have been brought in Florida against Superior Guaranty purporting to be on behalf of a class of purchasers of insurance from Superior Guaranty allegedly charged service or finance charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's March 31, 2002 Form 10-Q.

SIG is a 50% owner in a limited liability corporation ("LLC") established to provide business services to the Company, SIG and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at June 30, 2002.

The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these lawsuits will not have an adverse material affect the Company's operations or financial position.

5.     LOSS  DEVELOPMENT  ON  PRIOR  ACCIDENT  YEARS
During the three months ended June 30, 2002 SIG experienced unfavorable development on its year-end 2001 loss and LAE reserves in the amount of $3.2 million. This was the result of unfavorable settlement of outstanding claims due primarily to abnormally high loss frequency. This increased SIG's loss and LAE ratio for the quarter by 32.3 percentage points. SIG believes the high frequency of loss is due to increased motor vehicle traffic as policyholders opt to drive, rather than fly, to their destinations following the September 11, 2001 terrorist attacks.

6.     RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to the current year presentation.

7.     LOSS  PER  SHARE

Basic and diluted net loss per share is computed by dividing net loss as reported by the average number of shares outstanding as follows:

                                        Three Months Ended    Six Months Ended
(in  thousands)                                 June  30        June  30
                                              2002   2001      2002   2001
                                              -----  -----     -----  -----
Basic:
  Weighted-average common shares outstanding  5,394  5,776     5,423  5,776
                                              =====  =====     =====  =====

Diluted:
  Weighted-average common shares outstanding  5,394  5,776     5,423  5,776
                                              =====  =====     =====  =====

The Company has 434,617 stock options outstanding as of June 30, 2002. Common stock equivalents are anti-dilutive. Therefore, fully diluted loss per share is the same as basic loss per share.

8.     UNITED  STATES  ACCOUNTING  PRINCIPLES
These unaudited consolidated financial statements have been prepared in accordance with Canadian (CDN) GAAP. There are no differences between CDN GAAP and US GAAP for both the net loss and the net loss per share. The differences between CDN GAAP and US GAAP for stockholders' (deficit) are as follows (in thousands):


(in thousands)                                          June 30, 2002     December 31, 2001
                                                       ---------------    -----------------
Stockholders (deficit) in accordance with
Canadian GAAP . . . . . . . . . . . . . . . . . . . .  $      (75,184)       $     (89,146)

Add (deduct) effect of difference in accounting for:
     Receivable from sale of capital stock. . . . . .          (1,258)              (1,258)
     Unrealized gain (loss) on investments. . . . . .          (3,983)              (2,246)
                                                       ---------------  -------------------
Stockholders' (deficit) in accordance with
US GAAP . . . . . . . . . . . . . . . . . . . . . . .  $      (80,425)       $     (92,650)
                                                       ===============       ==============

9.     DISCONTINUED  OPERATIONS
In December 2000, SIG initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction was completed in June 2001 and transferred ownership of substantially all of the crop insurance assets of SIG and IGF, effective with the 2001 crop cycle, to Acceptance. Upon completion of the sale, the net assets of the discontinued operations were reduced to zero. IGF and its affiliates received approximately $27.4 million at closing and Acceptance assumed all of the crop insurance in-force policies for the 2001 crop year. For agreeing not to compete in the crop insurance industry for a period of three years from the date of sale, the Company and SIG each received $4.5 million at closing that is being amortized to income on a straight-line basis over three years. An additional $9.0 million in reinsurance premium is payable by Acceptance to Granite Re under a multi-year reinsurance treaty whereby Granite Re has agreed to reinsure a portion of the crop insurance business of Acceptance and provide an indemnity on behalf of IGF. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Summarized  results  of  operations for discontinued operations were as follows:


  STATEMENTS  OF  OPERATIONS:
  (in  thousands)
                                                           Three Months Ended
                                                                  June  30
                                                              ---------------
                                                              2002     2001
                                                             ------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . .  $ 192   $88,569
                                                             ======  ========
Net premiums written. . . . . . . . . . . . . . . . . . . .  $  (2)  $(7,906)
                                                             ======  ========

  Net premiums earned . . . . . . . . . . . . . . . . . . .  $  (2)  $(2,816)
  Net investment and fee income . . . . . . . . . . . . . .    294     1,251
  Net realized capital gain (loss). . . . . . . . . . . . .     44       629
                                                             ------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .    336      (936)
                                                             ------  --------

  Loss and loss adjustment expenses . . . . . . . . . . . . . (175)      913
  Policy acquisition and general and administrative expenses.  511     1,901
  Interest and amortization expense . . . . . . . . . . . . .    -    (1,594)
                                                             ------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .    336     1,220
                                                             ------  --------

Earnings before income taxes. . . . . . . . . . . . . . . .      -    (2,156)

Income tax expense. . . . . . . . . . . . . . . . . . . . .      -         -
                                                             ------  --------

Net earnings from discontinued operations . . . . . . . . .  $   -   $(2,156)
                                                             ======   ======




  STATEMENTS  OF  OPERATIONS:
  (in  thousands)
                                                             Six Months Ended
                                                                  June  30
                                                             -----------------
                                                              2002     2001
                                                             ------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . .  $ 192   $182,569
                                                             ======  =========
Net premiums written. . . . . . . . . . . . . . . . . . . .  $   -   $    (18)
                                                             ======  =========

  Net premiums earned . . . . . . . . . . . . . . . . . . .  $   -   $    (18)
  Net investment and fee income . . . . . . . . . . . . . .    483        935
  Net realized capital gain (loss). . . . . . . . . . . . .    (79)       631
                                                             ------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .    404      1,548
                                                             ------  ---------

  Loss and loss adjustment expenses . . . . . . . . . . . .   (193)     6,783
  Policy acquisition and general and administrative expenses.  597     (1,722)
  Interest and amortization expense . . . . . . . . . . . .      -     (1,357)
                                                             ------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .    404      3,704
                                                             ------  ---------

Earnings before income taxes. . . . . . . . . . . . . . . .      -     (2,156)

Income tax expense. . . . . . . . . . . . . . . . . . . . .      -          -
                                                             ------  ---------

Net earnings from discontinued operations . . . . . . . . .  $   -   $ (2,156)
                                                             ======  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS  AND  CERTAIN  RISKS
All statements, trend analyses, and other information contained in this report relative to markets for the Company's products and/or trends in the Company's operations or financial results, as well as other statements which include words such as "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, among other things: (i) the effect on customers, agents, employees and others due to SIG's receipt of a going concern opinion from its independent auditor; (ii) general economic conditions, including prevailing interest rate levels and stock market performance; (iii) factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; (iv) the factors described in this section and elsewhere in this report; and (v) adverse actions by insurance regulatory officials.

OVERVIEW  OF  THE  COMPANY
Goran Capital, Inc. ("the Company") owns 73.1% of Symons International Group, Inc. ("SIG"). SIG owns insurance companies that underwrite and market nonstandard private passenger automobile insurance. SIG's principal insurance company subsidiaries are Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"). Additionally, the Company owns 100% of Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite") and Symons International Group (Florida) Inc. ("SIGF").

Pafco, Superior and Superior's subsidiaries, Superior Guaranty Insurance Company ("Superior Guaranty"), and Superior American Insurance Company ("Superior American"), are engaged in the writing of insurance coverage for automobile physical damage and liability policies for nonstandard risks. Nonstandard risk insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, driving experience or violations, particular occupation or type of vehicle. SIG offers several different policies that are directed towards different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when the standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences lower rates of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

As previously announced, SIG sold its crop insurance operations to Acceptance Insurance Companies Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through SIG's subsidiary, IGF Insurance Company (IGF), which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

Granite  Re  is  a  finite  risk  reinsurance  company  based  in  Barbados.

Granite is a Canadian federally licensed insurance company that ceased writing new insurance policies on January 1, 1990.

SIGF is a Florida domestic corporation engaged in several lines of business, including a property/casualty insurance brokerage and a flood insurance brokerage.

SIGNIFICANT  LOSSES  HAVE  BEEN  REPORTED  AND  ARE  LIKELY  TO  CONTINUE
The net loss from continuing operations for the three months ended June 30, 2002 was $(8,386,000). The net loss from continuing operations for the three months ended June 30, 2001 was $(6,096,000). The net loss from continuing operations for the six months ended June 30, 2002 was $(14,353,000). The net loss from continuing operations for the six months ended June 30, 2001 was $(15,643,000). The net loss from continuing operations for the twelve months ended December 31, 2001 was $(31,937,000). The net loss from continuing operations for the twelve months ended December 31, 2000 was $(63,224,000). The net loss from continuing operations for the six months ended June 30, 2002 exceeded the net loss from continuing operations for the six months ended June 30, 2001 primarily due to significant adverse development on year end 2001 loss and LAE reserves and on new business generated in the first quarter of 2002. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

RECENT AND FURTHER REGULATORY ACTIONS MAY ADVERSELY AFFECT THE COMPANY'S FUTURE OPERATIONS
The Company's U.S. insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the Indiana Department of Insurance ("IDOI"), the Florida Department of Insurance ("FDOI") and the insurance regulators of other states in which the U.S. insurance company subsidiaries write business. Moreover, the U.S. insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's U.S. insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators (see Note 3, "Regulatory Affairs" in the Condensed Notes to the Consolidated Financial Statements). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI, the FDOI and other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

THE  COMPANY  IS  SUBJECT  TO  A  NUMBER  OF  PENDING  LEGAL  PROCEEDINGS
As discussed elsewhere in this report, the Company is involved in a number of pending legal proceedings (see Part II, Item 1, "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it and/or its subsidiaries, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management and results in continued expense irrespective of the ultimate outcome

THE TERMS OF THE TRUST PREFERRED SECURITIES MAY RESTRICT THE COMPANY'S ABILITY TO ACT

SIG has issued, through a wholly owned trust subsidiary, $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years and bear interest at an annual rate of 9.5%, paid semi-annually. The obligations of the Preferred Securities are funded from SIG's nonstandard automobile insurance management company. SIG elected to defer the semi-annual interest payments due in February and August 2000 and 2001 and the payment due in February 2002 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. SIG plans to defer the interest payments due in August 2002. All of the deferred interest (if all payments due in 2002, 2003, and 2004 are deferred) of approximately $84 million will become due and payable in February 2005. The indenture contains a number of covenants that may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG.

CASH FLOW CONSTRAINTS TO SUPERIOR GROUP MAY ADVERSELY AFFECT SIG'S ABILITY TO FUND OPERATIONS AND TO SERVICE THE OBLIGATIONS OF THE TRUST PREFERRED SECURITIES

Under the present structure, claims, agent commissions and premium taxes are paid directly by the insurance company subsidiaries. However, pursuant to the terms of the management agreement Superior Group is responsible for all payroll, facilities, data processing, computer systems and other functions necessary for the operations of the Company and its subsidiaries. The insurance companies pay for such services through management fees that are calculated as a percentage of gross written premiums. Therefore, declines in written premiums result in reduced cash flow to Superior Group.

As discussed in "ITEM 1- Business - Recent Developments" in the Company's annual report on Form 10-K for 2001, SIG projected a material decrease in gross written premiums for 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. However, the decrease in written premiums for the three months ended June 30, 2002 was significantly higher than what we had originally anticipated. Unless SIG is able to increase written premiums or reduce expenses to correspond with the reduced level of written premiums, cash flow will be inadequate to fund operations, including servicing of the Preferred Securities. See, "ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES."

There can be no assurance that current levels of reduced cash flows will not have a material adverse affect on SIG's financial position, results of operations and its ability to meet short and long-term obligations.

REVIEW  OF  CONSOLIDATED  OPERATIONS

NET  LOSS
The net loss for the three months ended June 30, 2002 was $(8,386,000) or $(1.55) per share (basic and diluted). The net loss for the three months ended June 30, 2001 was $(6,096,000) or $(1.05) per share (basic and diluted). The increased loss is due to the higher loss ratio in 2002 versus 2001. In addition, policy acquisition and general and administrative expenses were 71.9% and 42.7% of earned premiums for the three months ended June 30, 2002 and 2001, respectively, due to SIG's inability to reduce expenses quickly enough to match declining revenue. There was no loss on discontinued operations for the three months ended June 30, 2002. The loss on discontinued operations for the three months ended June 30, 2001 was $(2,156,000). Refer to Note 9., "Discontinued Operations" of the Condensed Notes to Consolidated Financial Statements for additional information.

GROSS  PREMIUMS  WRITTEN
Gross premiums written decreased 52.7% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The primary reasons for this decline in volume are the withdrawal from certain competitive markets and more stringent underwriting initiatives intended to increase profitability. Refer to "Liquidity and Capital Resources" for additional volume-related disclosure.

NET  PREMIUMS  WRITTEN
Net premiums written represent the portion of premiums retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of declines in surplus in the Company's U.S. insurance subsidiaries and to manage overall risk retention, in 2000 SIG entered into a reinsurance agreement to cede a portion of its gross written premiums to National Union Fire Insurance Company of Pittsburgh, PA, an unrelated third party. For the six months ended June 30, 2002, SIG ceded 71.8% of its gross written premiums.

NET  PREMIUMS  EARNED
Net premiums earned decreased 55.0% and 44.8% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decreases in written premiums and policies in force.

FEE  INCOME
Fee income is derived from installment billings and other services provided to policyholders. Fee income decreased 36.8% and 22.1% for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases are attributable to the reduction in policies in force and the overall decline in written premium in the second quarter of 2002.

NET  INVESTMENT  INCOME
Net investment income for the three and six months ended June 30, 2002 was 18.2% and 22.2% lower, respectively, than for the comparable periods in 2001. The decreases reflect the decline in invested assets during periods of declining premiums and the liquidation of investments to pay prior year losses settled in 2002.

NET  REALIZED  CAPITAL  (LOSSES)
Net realized capital (losses) were $(625,000) and $(373,000) for the three months ended June 30, 2002 and 2001, respectively. Net realized capital (losses) were $(1,347,000) and $(1,076,000) for the six months ended June 30, 2002 and 2001, respectively. Capital losses resulted primarily from the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES
The loss and loss adjustment expense (LAE) ratio for SIG for the three and six months ended June 30, 2002, was 117.0% and 112.0%, respectively, of net premiums earned as compared to 107.7% for first quarter 2002 and to 91.5% for the entire year of 2001. During the second quarter of 2002 SIG experienced unfavorable development on its loss and LAE reserves for accidents occurring in 2001 and prior. This raised the loss and LAE ratio for the quarter by 32.3 percentage points.

POLICY  ACQUISITION  AND  GENERAL  AND  ADMINISTRATIVE  EXPENSES
Policy acquisition and general and administrative expenses were $8,549,000 and $11,265,000 for the three months ended June 30, 2002 and 2001, respectively. Policy acquisition and general and administrative expenses were $15,842,000 and $22,938,000 for the six months ended June 30, 2002 and 2001, respectively. The decreases reflect the decline in gross written premiums and overall operating expense reduction initiatives. As a percentage of gross premiums earned, SIG experienced an increase in its operating expense ratio, net of fee income, from 31.1% for the three months ended June 30, 2001 to 51.0% for the three months ended June 30, 2002. The increase in the expense ratio is the result of lower net earned premium in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

INCOME  TAXES
At June 30, 2002 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three months ended June 30, 2002. At June 30, 2001 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three months ended June 30, 2001.

REVIEW  OF  CONSOLIDATED  FINANCIAL  CONDITION

CASH  AND  INVESTMENTS
Total cash and investments were $102,923,000 and $125,058,000 at June 30, 2002 and December 31, 2001, respectively. The decrease results from continued liquidations to fund claim payments and operating expenses in a period of declining premium volume.

REINSURANCE  RECEIVABLES  AND  PAYABLES
SIG negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, SIG may cede a portion of its non-standard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and Pafco's earned premiums. SIG's ceding percentage for the three months ended June 30, 2002 totaled 71.8%. The decrease in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES
Receivables, exclusive of the allowance for doubtful accounts, decreased by $8,175,000, or 16.7%, from December 31, 2001 to June 30, 2002. This decrease is primarily attributable to a decrease in billable premiums due to lower written premiums in the three and six months ended June 30, 2002 compared to the fourth quarter of 2001. The allowance for doubtful accounts decreased by $1,310,000, or 85.8%, from December 31, 2001 to June 30, 2002, primarily due to the final reconciliation of receivables previously maintained on a legacy policy administration system that is no longer in service.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES
Total loss and LAE reserves decreased by $6,058,000, or 7.1%, from December 31, 2001 to June 30, 2002. This decrease is consistent with SIG's declining volume of business.

UNEARNED  PREMIUMS
Unearned premiums decreased by $8,729,000, or 14.7%, from December 31, 2001 to June 30, 2002. This decrease is consistent with the decrease in receivables discussed above.

DEFERRED  INCOME
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2002, the Company and SIG each received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over the three-year period.

STOCKHOLDERS'  (DEFICIT)
Stockholders'  (deficit) was $(75,184,000) and $(89,146,000) as of June 30, 2002
and December 31, 2001, respectively. This increase is the result of the net loss of $(14,353,000) for the six months ended June 30, 2002, offset by an increase in combined surplus of $28,339,000 due primarily to the purchase by the Company of SIG's Preferred Securities.

LIQUIDITY  AND  CAPITAL  RESOURCES

The primary sources of funds for the Company are dividends and loans from Granite Re.

The primary source of funds available to SIG are fees from policyholders and management fees and dividends from its insurance company subsidiaries.

Superior Insurance Group, Inc. ("Superior Group") collects billing fees charged to policyholders who elect to make their premium payments in installments. Superior Group also receives management fees under its management agreement with its insurance subsidiaries. When the FDOI approved the acquisition of Superior by Superior Group, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the IDOI with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Pafco cannot pay extraordinary dividends, within the meaning of the Indiana Insurance Code, without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, Superior and IGF are subject to review by the IDOI and FDOI.

The nonstandard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, SIG maintains investment programs intended to provide adequate funds to pay claims. During the second quarter of 2002 and during 2001 and 2000, due to reduced premium volume, SIG has liquidated investments to pay claims. SIG historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will continue to cause SIG to shorten the duration of its investments. SIG may incur additional costs in selling longer bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, SIG has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

As of June 30, 2002, SIG has drawn all funds available under its $2.5 million revolving credit facility ("Facility") with Granite Re, a related party. The terms of the Facility call for monthly interest payments at the prime rate (as printed in the Wall Street Journal on the first business day of each month) plus 5.25% (the total rate was 10.0% at August 1, 2002) computed on an annual basis and not to exceed 18% per annum calculated on the average principal outstanding each month. All principal borrowed under the Facility is due on December 20, 2004.

On August 12, 1997, SIG issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years. SIG may defer interest payments in accordance with the terms of the trust indenture for a period of up to five years. The unpaid interest installment amounts accrue interest at 9.5%. SIG deferred the semi-annual interest payments due in February and August 2000 and 2001 and February 2002 and may continue this deferral practice for all remaining payments due in 2002, 2003, and 2004. SIG intends to defer the interest payments due in August 2002.

The following table sets forth the minimum required obligations of SIG under the Preferred Securities for interest and principal payments for each of the next four years and thereafter assuming all semi-annual interest payments due in 2002, 2003, and 2004 are deferred (in thousands):


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
                    =====  =====  =====  =======  ===========  ========


The trust indenture contains certain restrictive covenants including those based upon SIG's consolidated coverage ratio of earnings before interest, taxes, depreciation and amortization (EBITDA). If SIG's EBITDA falls below 2.5 times consolidated interest expense (including Preferred Securities distributions) for the most recent four quarters, the following restrictions become effective:

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

These restrictions currently apply, as SIG's consolidated coverage ratio was (1.06) at June 30, 2002, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG was in compliance with these additional restrictions as of June 30, 2002.

Beginning in the fourth quarter of 2001 and continuing in the second quarter of 2002, SIG experienced adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, SIG commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, SIG took the following actions in late March and in April 2002 to improve its financial position and operating results:

- Eliminated reinstatements in all markets, i.e., upon policy cancellation, the insured must obtain a new policy at prevailing rates and current underwriting guidelines;
- Terminated or placed on new business moratorium several hundred agents whose loss ratios were abnormally high when compared to the average for the remaining agents (these agents accounted for approximately 16% of the total gross written premium in 2001);
- Increased underwriting requirements in certain markets including: higher down payments, new policy fees, and shorter policy terms;
- Hired a consultant with significant auto claims experience to review processes and suggest modifications to the claims function.
As previously reported in the Company's December 31, 2001 Annual Report on Form 10-K, SIG expected the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels. Based on actual results through June 2002, SIG now expects a decline ranging from 30% to 35% in gross written premiums for calendar year 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. In April 2002, SIG eliminated approximately 60 full-time positions, primarily in its claims and underwriting departments, representing approximately 17% of its employees before the layoffs. In addition, SIG has undertaken other cost savings initiatives and process changes in order to reduce operating expenses.

Net cash used by operating activities in the first half of 2002 aggregated $(24,838,000) compared to $(8,450,000) for the same period in 2001. The increase is primarily due to SIG's lower premium volume in the first half of 2002 and the receipt in 2001 of $9.0 million for the non-compete agreement with Acceptance. See Note 8 "Discontinued Operations" in the Condensed Notes to the Financial Statements.

SIG's present projected level of cash flow from premium volume, investment income and billing fees will be insufficient to fund its operating expenses at their present levels through the end of 2002. SIG is considering alternative sources of working capital which may be available in order to fund operations. Among the alternate sources pursued by SIG are capital contributions and loans from the Company. In addition, SIG may continue to reduce operating expenses to match cash inflows and may increase premium volume in the third or fourth quarters in certain states assuming the new business is written to generate an underwriting profit. In the event SIG's insurance company subsidiaries continue to reduce premium volume, the result will be continued reductions in management and billing fees paid to Superior Group which will reduce cash flow and sources of funds available to fund operating expenses and other obligations, including the Preferred Securities.

Shareholders' equity reflected a deficit of $(75.18) million at June 30, 2002, which does not reflect the statutory surplus upon which the Company conducts its U.S. insurance operations. The Company's U.S. insurance subsidiaries, not including IGF, after the effects of Codification, had statutory surplus of approximately $13.2 million at June 30, 2002.

Given the financial position and loss experience of SIG over the past several years as described above, SIG's independent auditors issued an opinion based upon their audit of SIG's December 31, 2001 Consolidated Financial Statements which includes an emphasis paragraph that raises the question of whether or not SIG can continue as a going concern. SIG's plans to improve financial results are described above.

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

Approximately $29 million was paid through March 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments to show an insurable interest as required by the court's previous rulings. This demurrer was granted, without leave to amend, because the lack of an insurable interest rendered the contract an unenforceable wager agreement, as described in each of the various versions of the complaint. Plaintiffs have now moved for reconsideration of the dismissal of the insurance claims asking for another chance to allege an adequate insurable interest. This hearing is set for August 13, 2002. Discovery is proceeding.

As previously reported in the Company's March 31, 2002 Form 10-Q, MSI and IGF were arbitrating their dispute over responsibility for claims paid to MSI insureds. Also as previously reported, an action was filed against the Company, IGF, IGFH, Granite Re, SIG and certain affiliates of those companies, as well as certain members of the Symons family, and Acceptance in the United States District Court for the Southern District of Indiana which alleged that the June 6, 2001 sale of IGF's assets to Acceptance and the payments by Acceptance to the Company, SIG and Granite Re violated Indiana law and were voidable. The parties have settled the arbitration and the Indiana action, and an order of dismissal was entered by the court on June 26, 2002.

As previously reported, the Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of the Company or of SIG, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or SIG's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20(a) of the 1934 Act. Discovery in the case is proceeding.

The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these lawsuits will not have an adverse material affect the Company's operations or financial position.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the March 31, 2002 Form 10Q.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS The Company Held Its annual meeting of shareholders on May 31, 2002. Following is a summary of the matters voted on at the meeting:

-    The  following  six nominees for director were re-elected to the  board by a  vote  of  2,650,378  in  favor:
                     John  R.  McKeating            G.  Gordon  Symons
                     Alan  G.  Symons               Douglas  H. Symons
                     J.  Ross  Schofield            David  B.  Shapira

- BDO Seidman, LLP was re-appointed as the Company's independent auditors by a vote of 2,653,478 in favor.

ITEM 5. OTHER INFORMATION On June 10, 2002 the Company announced the retirement of Alan G. Symons, the Company's chief executive officer. Mr. Symons also retired from all directorships with the Company and its subsidiaries. At the same time, the Company announced the appointments of Douglas H. Symons as the Company's chief executive officer and Robert C. Whiting as a director of the Company.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             Exhibits:  None
             Reports  on  Form  8-K:  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2002.



                                 By:  /s/  Douglas  H.  Symons
                                 -----------------------------
                                 Douglas  H.  Symons
                                 Chief  Executive  Officer
                                (principal  executive  officer)


                                 By:  /s/  John  G.  Pendl
                                 -----------------------------
                                 John  G.  Pendl
                                 Chief  Financial  Officer
                                (principal  financial  and  accounting  officer)

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Goran Capital, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and dates indicates below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Dated: August 13, 2002           By: /s/ Douglas H. Symons
                                 ------------------------
                                 Douglas  H.  Symons
                                 Chief  Executive  Officer
                                (principal  executive  officer)

Dated: August 13, 2002           By:  /s/  John G. Pendl
                                 ------------------------
                                 John  G.  Pendl
                                 Chief  Financial  Officer
                                (principal  financial  and  accounting officer)


Goran  Capital  Inc.  -  Consolidated
Analysis  of  Loss  Per  Share
US  GAAP  -  Treasury  Method

                                                          Three Months     Three Months
                                                             Ended             Ended
                                                          June 30, 2002    June 30, 2001
                                                         ---------------  ---------------
Average Price (US $). . . . . . . . . . . . . . . . . .         N/A              N/A

Proceeds from Exercise of Warrants and Options (US $) .         Nil              Nil

Shares Repurchased - Treasury Method. . . . . . . . . .         Nil              Nil

Shares Outstanding - Weighted Average . . . . . . . . .       5,393,698        5,776,398

Add:  Options and Warrants Outstanding (1). . . . . . .         Nil              Nil

Less:  Treasury Method - Shares Repurchased . . . . .        .  Nil              Nil

Shares Outstanding for US GAAP Purposes . . . . . . . .       5,393,698        5,776,398

Net Loss in Accordance with US GAAP . . . . . . . . .     $  (8,386,000)   $  (6,096,000)

Net Loss Per Share - US GAAP - Basic and Fully Diluted.   $       (1.55)   $       (1.05)


(1)  Only  those  options with a dilutive effect were included above for the three months ended  June  30,  2002  and  2001.