Form 10-Q
period 2002-09-30
GORAN CAPITAL INC
filed 2002-11-15
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark  One
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of November 4, 2002, there were 5,393,698 shares of Registrant's no par value common stock issued and outstanding.





                                 FORM 10-Q INDEX
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                            Page
PART  I    FINANCIAL INFORMATION                                          Number
Item  1    Financial  Statements

           Consolidated  Balance Sheets at September 30, 2002
          (unaudited) and December  31,  2001                                  3

           Unaudited  Consolidated Statements of Operations for
           the  Three Months Ended  September  30,  2002  and  2001            4

           Unaudited  Consolidated  Statements of Operations for
           the Nine Months Ended  September  30,  2002  and  2001              5

           Unaudited  Consolidated Statement of Stockholder's Equity
          (Deficit) for the  Nine Months  ended  September  30,  2002
           and  2001                                                           6

           Unaudited  Consolidated  Statements of Cash Flows for
           the Nine Months Ended  September  30,  2002  and  2001              7

           Condensed  Notes  to Unaudited Consolidated Financial
           Statements                                                          8

Item  2    Management's  Discussion  and  Analysis  of  Financial
           Condition and  Results  of  Operations                             16

Item  3    Qualitative  and  Quantitative  Disclosures  about
           Market  Risk                                                       22

Item  4    Controls  and  Procedures                                          22

PART  II   OTHER  INFORMATION                                                 22

Item  1    Legal  Proceedings                                                 22

Item  2    Changes  in  Securities  and  Use  of  Proceeds                    24

Item  3    Defaults  Upon  Senior  Securities                                 24

Item  4    Submission  of  Matters  to  a  Vote of Security Holders           24

Item  5    Other  Information                                                 24

Item  6    Exhibits  and  Reports  on  Form  8-K                              24

GORAN  CAPITAL  INC.,  Analysis  of  Loss  Per  Share                         25

SIGNATURES                                                                    26

CERTIFICATIONS                                                                27

EXHIBIT  INDEX                                                                29

EXHIBITS                                                                      30


PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
GORAN  CAPITAL  INC.
CONSOLIDATED  BALANCE  SHEETS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                       September 30,
                                                                          2002      December 31,
                                                                       (Unaudited)      2001
                                                                       ------------------------
ASSETS:
Investments:
    Fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  64,757   $  77,325
    Equity securities . . . . . . . . . . . . . . . . . . . . . . . . . .     14,589      21,610
    Short-term investments, at amortized cost, which approximates market.      7,419      13,266
    Other invested assets . . . . . . . . . . . . . . . . . . . . . . . .        788       1,594
                                                                           ----------  ----------
Total Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .     87,553     113,795
Investments in and advances to related parties. . . . . . . . . . . . . .        204       1,130
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .      3,264      11,263
Receivables, net of allowances of $315 and $1,526 . . . . . . . . . . . .     28,765      47,441
Reinsurance recoverable on paid and unpaid losses, net. . . . . . . . . .     26,753      29,284
Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . . . . .     26,675      40,039
Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . .          -         763
Property and equipment, net of accumulated depreciation . . . . . . . . .      7,674       9,907
Preferred securities issuance costs, net of amortization. . . . . . . . .      2,171       4,376
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,245       2,421
Assets of discontinued operations . . . . . . . . . . . . . . . . . . . .     10,361     115,900
                                                                           ----------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 198,665   $ 376,319
                                                                           ==========  ==========

LIABILITIES AND STOCKHOLDER'S DEFICIT:
LIABILITIES:
    Losses and loss adjustment expenses . . . . . . . . . . . . . . . . .  $  71,024   $  84,876
    Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . .     37,992      59,216
    Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . . .     42,284      58,868
    Distributions payable on preferred securities . . . . . . . . . . . .     22,994      23,252
    Deferred Income . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,000       7,250
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,428      21,563
    Liabilities of discontinued operations. . . . . . . . . . . . . . . .     10,361     115,900
                                                                           ----------  ----------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .    209,083     370,925
                                                                           ----------  ----------
MINORITY INTEREST:
Company-obligated mandatorily redeemable preferred stock of trust
Subsidiary holding solely parent debentures . . . . . . . . . . . . . . .     67,994      94,540
                                                                           ----------  ----------
STOCKHOLDERS' DEFICIT:
Common Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,502      18,502
Contributed surplus . . . . . . . . . . . . . . . . . . . . . . . . . . .     70,864      42,465
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . .       (753)       (763)
Retained (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . .   (167,025)   (149,350)
                                                                           ----------  ----------
TOTAL STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . . . . . . . . . .    (78,412)    (89,146)
                                                                           ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) . . . . . . . . . . . . . .  $ 198,665   $ 376,319
                                                                           ==========  ==========

See  condensed  notes  to  consolidated  financial  statements.



GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars,  except  per  share  data)

                                                                            Three Months Ended
                                                                              September 30,
                                                                           -------------------
                                                                              2002      2001
                                                                            --------  --------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . . .  $17,618   $27,348
Less ceded premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,281    12,664
                                                                            --------  --------
Net premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,337   $14,684
                                                                            ========  ========

Net premiums earned. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 7,757   $22,943
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,357     4,220
Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,150     1,715
Other Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      750         -
Net realized capital gain (loss) . . . . . . . . . . . . . . . . . . . . .      543       793
                                                                            --------  --------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,557    29,671
                                                                            --------  --------
Expenses:
  Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . .    8,458    19,859
  Policy acquisition and general and administrative expenses . . . . . . .    5,300    15,696
  Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .       42       674
                                                                            --------  --------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,800    36,229
                                                                            --------  --------
Loss from continuing operations before income taxes and minority interest.   (1,243)   (6,558)
                                                                            --------  --------
Total income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -         -
                                                                            --------  --------
Loss from continuing operations before minority interest . . . . . . . . .   (1,243)   (6,558)
Minority interest:
  Distributions on preferred securities, net of tax of $0 in both
  2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,079     2,483
                                                                            --------  --------
Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .   (3,322)   (9,041)
                                                                            --------  --------
Discontinued operations:
  Income (loss) from operations of discontinued segment, less applicable
  income taxes of $0 in both 2002 and 2001 . . . . . . . . . . . . . . . .        -         -
                                                                            --------  --------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(3,322)  $(9,041)
                                                                            ========  ========
Weighted average shares outstanding - basic and fully diluted. . . . . . .    5,394     5,772
                                                                            ========  ========
Net loss from continuing operations per share - basic and fully diluted. .  $ (0.62)  $ (1.57)
                                                                            ========  ========
Net loss of discontinued operations per share - basic and fully diluted. .  $  0.00   $ (0.00)
                                                                            ========  ========
Net loss per share - basic and fully diluted . . . . . . . . . . . . . . .  $ (0.62)  $ (1.57)
                                                                            ========  ========

See  condensed  notes  to  consolidated  financial  statements.




GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars,  except  per  share  data)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             ------------------
                                                                              2002       2001
                                                                            ---------  --------
Gross premiums written . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 86,326   $125,636
Less ceded premiums. . . . . . . . . . . . . . . . . . . . . . . . . . . .    60,224     66,305
                                                                            ---------  ---------
Net premiums written . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,102   $ 59,331
                                                                            =========  =========

Net premiums earned. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 32,742   $ 68,198
Fee income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,347     10,876
Net investment income. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,889      5,236
Other Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,250          -
Net realized capital gain (loss) . . . . . . . . . . . . . . . . . . . . .      (804)      (283)
                                                                            ---------  ---------
Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45,424     84,027
                                                                            ---------  ---------
Expenses:
  Losses and loss adjustment expenses. . . . . . . . . . . . . . . . . . .    35,762     59,494
  Policy acquisition and general and administrative expenses . . . . . . .    21,142     38,634
  Amortization of intangibles. . . . . . . . . . . . . . . . . . . . . . .       128        733
                                                                            ---------  ---------
Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57,032     98,861
                                                                            ---------  ---------
Loss from continuing operations before income taxes and minority interest.   (11,608)   (14,834)
                                                                            ---------  ---------
Total income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
                                                                            ---------  ---------
Loss from continuing operations before minority interest . . . . . . . . .   (11,608)   (14,834)
Minority interest:
  Distributions on preferred securities, net of tax of $0 in both
  2002 and 2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,067      7,694
                                                                            ---------  ---------
Loss from continuing operations. . . . . . . . . . . . . . . . . . . . . .   (17,675)   (22,528)
                                                                            ---------  ---------
Discontinued operations:
  Income (loss) from operations of discontinued segment, less applicable
  Income taxes of $0 in both 2002 and 2001 . . . . . . . . . . . . . . . .         -     (2,156)
                                                                            ---------  ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(17,675)  $(24,684)
                                                                            =========  =========
Weighted average shares outstanding - basic and fully diluted. . . . . . .     5,394      5,775
                                                                            =========  =========
Net loss from continuing operations per share - basic and fully diluted. .  $  (3.28)  $  (3.90)
                                                                            =========  =========
Net loss of discontinued operations per share - basic and fully diluted. .  $   0.00   $  (0.37)
                                                                            =========  =========
Net loss per share - basic and fully diluted . . . . . . . . . . . . . . .  $  (3.28)  $  (4.28)
                                                                            =========  =========

See  condensed  notes  to  consolidated  financial  statements.



GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                           Cumulative     Retained         Total
                                    Common   Contributed   Translation     Earnings     Stockholders'
                                    Stock      Surplus     Adjustment     (Deficit)     Equity  (Deficit)
                                    -----      -------     ----------     ---------     -----------------
Balance at December 31, 2000
                                    $19,132   $23,748        $(291)       $(115,257)         $(72,668)
Purchase of Common Shares
                                       (109)        -            -                -              (109)
Purchase of Preferred Securities
                                          -    19,344            -                -            19,344
Change in cumulative translation
Adjustment
                                          -         -         (215)               -              (215)
Net loss
                                          -         -            -          (24,684)          (24,684)
                                    --------  -------        ------       ----------         ---------
Balance at September 30, 2001 . . . $19,023   $43,092        $(506)       $(139,941)         $(78,332)
                                    ========  =======        ======       ==========         =========


Balance at December 31, 2001
                                    $18,502   $42,465        $(763)       $(149,350)         $(89,146)

Purchase of Preferred Securities
                                               28,399                                          28,399
Change in cumulative translation
Adjustment
                                                                10                                 10
Net loss
                                          -         -            -          (17,675)          (17,675)
                                   --------   -------        ------       ----------         ---------
Balance at September 30, 2002
                                    $18,502   $70,864        $(753)       $(167,025)         $(78,412)
                                   ========   =======        ======       ==========         =========

See condensed notes to consolidated financial statements.




GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                                  Nine Months Ended
                                                                                    September  30,
                                                                                   2002       2001
                                                                                 ---------  --------
Cash flows from operating activities:
 Net loss for the period . . . . . . . . . . . . . . . . . . . . . .  . . . . .  $(17,675)  $(24,684)
  Adjustments to reconcile net loss to net cash provided by (used in) operations:
  Depreciation, amortization, impairment and other. . . . . . . . . . . . . . .     2,767      2,595
  Net realized capital loss . . . . . . . . . . . . . . . . . . . . . . . . . .     1,415        281
 Net changes in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,676      4,486
  Reinsurance recoverable on paid and unpaid losses . . . . . . . . . . . . . .     2,531      21325
  Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . . . . . . . . .    13,364     (4,013)
  Deferred policy acquisition costs . . . . . . . . . . . . . . . . . . . . . .       763      2,918
  Other assets and liabilities. . . . . . . . . . . . . . . . . . . . . . . . .    (4,959)     7,869
  Loss and loss adjustment expense reserves . . . . . . . . . . . . . . . . . .   (13,852)   (22,373)
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (21,224)    (1,884)
  Reinsurance payables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,584)   (19,373)
  Distribution payable on preferred securities. . . . . . . . . . . . . . . . .     3,672      4,686
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,250)     8,000
  Net assets from discontinued operations . . . . . . . . . . . . . . . . . . .    (3,483)     1,577
                                                                                 ---------  ---------
Net cash (used in) operations . . . . . . . . . . . . . . . . . . . . . . . . .   (36,839)   (18,590)
                                                                                 ---------  ---------

Cash flows from investing activities, net of assets acquired:
  Net sale of short-term investments. . . . . . . . . . . . . . . . . . . . . .     5,847      4,995
  Proceeds from sales, calls and maturities of fixed maturities . . . . . . . .    29,790     60,658
  Purchase of fixed maturities. . . . . . . . . . . . . . . . . . . . . . . . .   (15,014)   (12,443)
  Proceeds from sale of equity securities . . . . . . . . . . . . . . . . . . .     9,343     17,336
  Purchase of equity securities . . . . . . . . . . . . . . . . . . . . . . . .    (3,625)   (14,486)
  Proceeds from repayment of mortgage loans . . . . . . . . . . . . . . . . . .         -      1,870
  Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . . .      (294)    (1,216)
  Net investing activities from discontinued operations . . . . . . . . . . . .     3,912     (1,322)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       779       (104)
                                                                                 ---------  ---------
Net cash provided by investing activities . . . . . . . . . . . . . . . . . . .    30,738     55,288
                                                                                 ---------  ---------

Cash flows from financing activities, net of assets acquired:
  Redemption of share capital . . . . . . . . . . . . . . . . . . . . . . . . .         -       (109)
  Purchase of subsidiary's preferred securities . . . . . . . . . . . . . . . .    (2,395)    (1,870)
  Repayment of related party loans. . . . . . . . . . . . . . . . . . . . . . .       926      1,304
  Net financing activities from discontinued operations . . . . . . . . . . . .      (429)       429
                                                                                 ---------  ---------
Net cash provided by (used in) financing activities . . . . . . . . . . . . . .    (1,898)      (246)
                                                                                 ---------  ---------

Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    (7,999)    36,452
Cash and cash equivalents, beginning of period. . . . . . . . . . . . . . . . .    11,263      3,230
                                                                                 ---------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .  $  3,264   $ 39,682
                                                                                 =========  =========

See  condensed  notes  to  consolidated  financial  statements.



                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

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

The Preferred Securities represent company-obligated mandatorily redeemable securities of a trust subsidiary holding solely parent debentures and have a term of 30 years with semi-annual interest payments that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years. The annual Preferred Security obligations of approximately $13 million must be funded from SIG's nonstandard automobile management company, which receives management and billing fees from its insurance subsidiaries. In the event SIG's insurance company subsidiaries continue to reduce premium volume, reduced management and billing fees will be payable to Superior Group, which would result in less funds from which to fund the obligations of the Preferred Securities. Under the terms of the indenture, SIG is permitted to defer semi-annual interest payments for up to five years. SIG elected to defer the interest payments due in February and August 2000, 2001 and 2002 and may continue this practice through January 2005. SIG plans to defer the interest payments due in February 2003.

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

These restrictions currently apply, as SIG's consolidated coverage ratio was (0.70) at September 30, 2002, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG was in compliance with these additional restrictions as of September 30, 2002.

3.     REGULATORY  AFFAIRS
Two of the SIG's insurance company subsidiaries, Pafco and IGF, are domiciled in Indiana and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Indiana Department of Insurance ("IDOI"). While neither Pafco nor IGF currently has surplus from which to pay dividends, statutory requirements place limitations on the amount of funds that can be remitted to SIG from Pafco and IGF. The Indiana statute allows 10% of surplus in regard to policyholders or 100% of net income, whichever is greater, to be paid as dividends only from earned surplus; however, the consent orders with the IDOI, described below, prohibit the payment of any dividends by Pafco and IGF. Another insurance company subsidiary, Superior and Superior's insurance company subsidiaries, Superior American and Superior Guaranty, are domiciled in Florida and prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the Florida Department of Insurance ("FDOI"). The Florida statute also contains limitations with regard to the payment of dividends. Superior may pay dividends of up to 10% of surplus or 100% of net income, whichever is greater, from earned surplus. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. The NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), as the NAIC's primary guidance on statutory accounting effective January 1, 2001. The IDOI and FDOI have adopted Codification. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

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

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notice of any material change regarding the status of litigation with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF or to extend the provisions of the Consent Order.

Pafco has been subject to an agreed to order of the IDOI since February 17, 2000 that requires Pafco, among other matters, to:

1. Refrain from doing any of the following without the IDOI's prior written consent:
     - Selling assets or business in force or transferring property, except in the ordinary course of business;
- Disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000);
-     Lending  funds;
-     Making  investments,  except  in  specified  types  of  investments;
- Incurring debt, except in the ordinary course of business and to unaffiliated parties;
-     Merging  or  consolidating  with  another  company;  or
-     Entering  into  new,  or  modifying  existing,  reinsurance  contracts.

2. Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations.

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

Superior and Pafco provide monthly financial information to the departments of insurance in certain states in which they write business as such information is requested by those states.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to SIG. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which SIG believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to the Florida District Court of Appeal. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida seeking court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeal, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order that was conditional upon the cessation of the payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior did not agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002 Superior filed a motion with the District Court of Appeal seeking a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal. On June 19, 2002, the District Court of Appeal entered an order which struck the FDOI's conditional requirement for the stay that Superior post a $15 million appeal bond. However, the order denied Superior's request to consolidate the appeal with the enforcement action. On September 26, 2002, the District Court of Appeal affirmed the final order of the FDOI. On October 31, 2002 the Circuit Court entered a final order which granted the FDOI's petition for enforcement of the FDOI's final order and which requires Superior comply with the FDOI final order. In accordance with such order, Superior ceased payment of finance and service fees as of October 1, 2002 and has requested repayment from Superior Group of $15 million of finance and service fees paid from 1997 through 1999 and additional finance and service fees paid thereafter in the approximate amount of $20 million. Without the payment of finance and service fee income to Superior Group or an amendment to the management agreement or reallocation of operational responsibilities, Superior Group can not operate profitably. Superior Group therefore would be unable to continue to provide the same types of services to Superior or to repay the finance and service fees. Superior and Superior Group are seeking to identify operational alternatives and a repayment plan that would be acceptable to the FDOI. Some of the alternatives being considered would require the approval of the FDOI.


On September 10, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida for an order to show cause and notice of automatic stay which sought the appointment of a receiver for the purpose of rehabilitation of Superior. The court entered an order to show cause, temporary injunction and notice of automatic stay on September 13, 2002 and a hearing was held on October 24, 2002. On November 1, 2002, the court entered an order that denied the FDOI's petition for appointment of a receiver. On November 8, 2002, the FDOI filed a motion for rehearing. Superior believes the FDOI's motion lacks merit and has filed a motion in opposition to the motion for rehearing.

In 1999, Superior ceased writing business in Illinois and agreed to obtain the approval of the Illinois Department of Insurance prior to writing any new business in Illinois. In July 2001, Superior agreed with the Department of Insurance in Texas to obtain its prior approval before writing any new business in that state.


On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its risk based capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. On October 11, 2002, the Virginia Commission filed an administrative Rule to Show Cause. A hearing was scheduled on November 18, 2002 to determine whether Superior's license to transact insurance business in Virginia should be suspended. Because of Superior's improved financial condition, the Virginia Commission has continued the hearing indefinitely. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% and 17.2% of the total gross written premiums of SIG in 2001 and through September 30, 2002, respectively.


SIG's operating subsidiaries, their business operations, and their transactions with affiliates, including SIG and the Company, are subject to regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the subsidiaries write business. SIG is a holding company and all of its operations are conducted by its subsidiaries. Regulation and oversight of insurance companies and their transactions with affiliates is conducted by state insurance regulators primarily for the protection of policyholders and not for the protection of other creditors or of shareholders. Failure to resolve issues with the IDOI and the FDOI or other state insurance regulators in a mutually satisfactory manner could result in future regulatory actions or proceedings that materially and adversely affect SIG and the Company.

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

Approximately $29 million was paid through September 30, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments to show an insurable interest as required by the court's previous rulings. This demurrer was granted, without leave to amend, based on the court's analysis that plaintiffs' claims continued to reveal they did not have an insurable interest, rendering the contract they alleged an unenforceable wager agreement, not insurance. Thereafter, the court vacated its "without leave to amend" ruling in response to a motion for reconsideration filed by the plaintiffs who contended they could cure the fatal defect if they were allowed to file a fourth amended complaint. However, the new version of the complaint still claims coverage amounts based on a formula which is not tied to plaintiffs' economic losses. Accordingly, a demurrer to the fourth amended complaint was filed by MSI and a motion to strike was filed by IGF. A hearing on these issues was held on November 8, 2002, and the court has not yet issued its ruling.

As previously reported, SIG and two of its subsidiaries, IGFH and IGF, are parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of SIG, IGFH, IGF and CNA under the SAA are the subject of an action pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against the Company, Granite Re, Pafco, Superior and certain members of the Symons family. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations. There have been no material developments since last reported in the Company's June 30, 2002 Form 10-Q.


As previously reported, SIG is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are the Company, three individuals who were or are officers or directors of the Company or of SIG, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or SIG's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of SIG's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. During the third quarter of 2002, the Company, SIG and the individual defendants entered into an agreement with the plaintiffs for settlement. The settlement is subject to certain terms and conditions and court approval.


As previously reported, an action was brought in Florida against Superior which purported to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleged that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. Superior believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's June 30, 2002 Form 10-Q.

As previously reported, an action was brought in Florida against Superior which purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from Superior. The plaintiff alleged that Superior reduced or denied claims for medical expenses payable to the plaintiff without first obtaining a written report in violation of Florida law and that Superior inappropriately reduced the amount of benefits payable to the plaintiff in breach of Superior's contractual obligations to the plaintiff. The case was dismissed on August 13, 2002 pursuant to a settlement between the parties.

As previously reported, an action was brought against Superior in Florida by a purported class consisting of (i) healthcare providers that rendered treatment to Superior insureds and claimants of Superior insureds and (ii) such insureds and claimants. The plaintiff alleged that Superior improperly reduced medical benefits payable and improperly calculated interest in violation of Florida law. The case was dismissed on September 3, 2002 pursuant to a settlement between the parties.

As previously reported, actions have been brought in Florida against Superior Guaranty purporting to be on behalf of a class of purchasers of insurance from Superior Guaranty allegedly charged service or finance charges in violation of Florida law. Superior Guaranty believes that the allegations of wrongdoing as alleged in the complaints are without merit and intends to vigorously defend the claims brought against it. There have been no material developments since last reported in the Company's June 30, 2002 Form 10-Q.

SIG is a 50% owner in a limited liability corporation ("LLC") established to provide business services to SIG and an unrelated third party. The fair market value of the LLC's operating assets approximated its outstanding debt at June 30, 2002.

SIG's insurance subsidiaries are involved in a number of pending regulatory matters (see Note 3, "Regulatory Affairs" in the Condensed Notes to the
Consolidated Financial Statements). SIG and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by SIG's subsidiaries. SIG, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these lawsuits will not have an adverse material affect upon SIG's operations or financial position.

5.     LOSS  DEVELOPMENT  ON  PRIOR  ACCIDENT  YEARS
During the three months ended September 30, 2002 SIG experienced unfavorable development on its year-end 2001 loss and LAE reserves in the amount of $1.2 million. This was the result of unfavorable settlement of outstanding claims which increased the loss and LAE ratio for the quarter by 15.5%.

6.     RECLASSIFICATIONS
Certain prior period amounts have been reclassified to conform to the current year presentation.

7.

MATERIAL  CONTRACT  WITH  FORMER  CHIEF  EXECUTIVE  OFFICER
As previously reported, the Company's CEO retired effective May 31, 2002. The Company entered into a consulting agreement with an entity owned by the former CEO during the third quarter of 2002. The agreement provides for certain specified services to be rendered as and when requested by the Company in exchange for an annual fee of $500,000. The agreement renews annually unless either the Company or the former CEO elects otherwise.

8.     LOSS  PER  SHARE
Basic and diluted net loss per share is computed by dividing net loss as reported by the average number of shares outstanding as follows:


                                          Three Months Ended   Nine Months Ended
(in  thousands)                             September  30         September  30

                                               2002   2001         2002   2001
                                               -----  -----       -----  -----
Basic:
  Weighted-average common shares outstanding   5,394  5,776       5,394  5,776
                                               =====  =====       =====  =====

Diluted:
  Weighted-average common shares outstanding   5,394  5,776       5,394  5,776
                                               =====  =====       =====  =====

The Company had 847,187 stock options outstanding as of September 30, 2002. Common stock equivalents are anti-dilutive. Therefore, fully diluted loss per share is the same as basic loss per share.

9.     UNITED  STATES  ACCOUNTING  PRINCIPLES
These unaudited consolidated financial statements have been prepared in accordance with Canadian (CDN) GAAP. There are no differences between CDN GAAP and US GAAP for both the net loss and the net loss per share. The differences between CDN GAAP and US GAAP for stockholders' (deficit) are as follows (in thousands):




(in thousands)                                          September 30, 2002    December 31, 2001
                                                       --------------------  -------------------
Stockholders (deficit) in accordance with
Canadian GAAP . . . . . . . . . . . . . . . . . . . .  $           (78,362)  $          (89,146)

Add (deduct) effect of difference in accounting for:
     Receivable from sale of capital stock. . . . . .               (1,258)              (1,258)
     Unrealized gain (loss) on investments. . . . . .               (5,200)              (2,246)
                                                       --------------------  -------------------
Stockholders' (deficit) in accordance with
US GAAP . . . . . . . . . . . . . . . . . . . . . . .  $           (84,820)  $          (92,650)
                                                       ====================  ===================


10.     DISCONTINUED  OPERATIONS
In December 2000, SIG initiated the divestiture of its crop insurance segment. This business was predominantly written through IGF. The transaction was completed in June 2001 and transferred ownership of substantially all of the crop insurance assets of SIG and IGF, effective with the 2001 crop cycle, to Acceptance. Upon completion of the sale, the net assets of the discontinued operations were reduced to zero. IGF and its affiliates received approximately $27.4 million at closing and Acceptance assumed all of the crop insurance in-force policies for the 2001 crop year. For agreeing not to compete in the crop insurance industry for a period of three years from the date of sale, the Company and SIG each received $4.5 million at closing that is being amortized to income on a straight-line basis over three years. An additional $9.0 million in reinsurance premium is payable by Acceptance to Granite Re under a multi-year reinsurance treaty whereby Granite Re has agreed to reinsure a portion of the crop insurance business of Acceptance and provide an indemnity on behalf of IGF. The results of the crop insurance segment have been reflected as "Discontinued Operations" in the accompanying unaudited consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations --- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Summarized  results  of  operations for discontinued operations were as follows:



     STATEMENTS  OF  OPERATIONS:
(in  thousands)
                                                           Three Months Ended
                                                                September  30
                                                            -----------------
                                                              2002     2001
                                                             ------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . .  $(101)  $56,236
                                                             ======  ========
Net premiums written. . . . . . . . . . . . . . . . . . . .  $   -   $   154
                                                             ======  ========

  Net premiums earned . . . . . . . . . . . . . . . . . . .  $   -   $   154
  Net investment and fee income . . . . . . . . . . . . . .    519       (26)
  Net realized capital gain (loss). . . . . . . . . . . . .   (470)       (6)
                                                             ------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .     49       122
                                                             ------  --------

  Loss and loss adjustment expenses . . . . . . . . . . . . . (507)    1,546
  Policy acquisition and general and administrative expenses.  556    (1,424)
  Interest and amortization expense . . . . . . . . . . . . .    -         -
                                                             ------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .     49       122
                                                             ------  --------

Earnings before income taxes. . . . . . . . . . . . . . . .      -         -

Income tax expense. . . . . . . . . . . . . . . . . . . . .      -         -
                                                             ------  --------

Net earnings from discontinued operations . . . . . . . . .  $   -   $     -
                                                             ======  ========




STATEMENTS  OF  OPERATIONS:
(in  thousands)
                                                              Nine Months Ended
                                                                September  30
                                                               ----------------
                                                              2002      2001
                                                             -------  ---------
Gross premiums written. . . . . . . . . . . . . . . . . . .  $ (293)  $239,195
                                                             =======  =========
Net premiums written. . . . . . . . . . . . . . . . . . . .  $    -   $   (172)
                                                             =======  =========

   Net premiums earned . . . . . . . . . . . . .  . . . . .  $    -   $   (172)
   Net investment and fee income . . . . . . . .  . . . . .   1,002        961
   Net realized capital gain (loss). . . . . . .  . . . . .    (548)       636
                                                             -------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . .     454      1,425
                                                             -------  ---------

  Loss and loss adjustment expenses . . . . . . . . . . . .    (700)     5,238
  Policy acquisition and general and administrative expenses. 1,154       (300)
  Interest and amortization expense . . . . . . . . . . . . .     -     (1,357)
                                                             -------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . . .     454      3,581
                                                             -------  ---------

Earnings before income taxes. . . . . . . . . . . . . . . .       -     (2,156)

Income tax expense. . . . . . . . . . . . . . . . . . . . .       -          -
                                                             -------  ---------

Net earnings from discontinued operations . . . . . . . . .  $    -   $ (2,156)
                                                             =======  =========


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

SIGNIFICANT  LOSSES  HAVE  BEEN  REPORTED  AND  ARE  LIKELY  TO  CONTINUE
The net loss from continuing operations for the three months ended September 30, 2002 was $(3,322,000). The net loss from continuing operations for the three months ended September 30, 2001 was $(9,041,000). The net loss from continuing operations for the nine months ended September 30, 2002 was $(17,675,000). The net loss from continuing operations for the nine months ended September 30, 2001 was $(22,528,000). The net loss from continuing operations for the twelve months ended December 31, 2001 was $(31,937,000). The net loss from continuing operations for the twelve months ended December 31, 2000 was $(63,224,000). The net loss from continuing operations for the nine months ended September 30, 2002 decreased from the net loss from continuing operations for the nine months ended September 30, 2001 primarily due to lower volume and corresponding actions taken to reduce operating expenses. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

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

SIG has issued, through a wholly owned trust subsidiary, $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years and bear interest at an annual rate of 9.5%, payable semi-annually. The obligations of the Preferred Securities were expected to be funded from SIG's nonstandard automobile insurance management company. SIG elected to defer the semi-annual interest payments due in February and August 2000, 2001 and 2002 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2003 and 2004 are deferred) of approximately $96.8 million will become due and payable in February 2005. The indenture contains a number of covenants that may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG.




CASH FLOW CONSTRAINTS TO SUPERIOR GROUP MAY ADVERSELY AFFECT SIG'S ABILITY TO FUND OPERATIONS AND TO SERVICE THE OBLIGATIONS OF THE TRUST PREFERRED SECURITIES Under SIG's present structure, claims, agent commissions and premium taxes are paid directly by SIG's insurance company subsidiaries. However, pursuant to the terms of the management agreement Superior Group is responsible for all payroll, facilities, data processing, computer systems and other functions necessary for the operations of the Company and its subsidiaries. The insurance companies pay for such services through management fees that are calculated as a percentage of gross written premiums. Therefore, declines in written premiums result in reduced cash flow to Superior Group.

As discussed in "ITEM 1- Business - Recent Developments" in the Company's annual report on Form 10-K for 2001, SIG projected a material decrease in gross written premiums for 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. However, the decrease in written premiums for the three months ended September 30, 2002 was significantly higher than what SIG management had originally anticipated. Unless SIG is able to increase written premiums or reduce expenses to correspond with the reduced level of written premiums, cash flow will be inadequate to fund operations, including servicing of the Preferred Securities. See, "ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES."

There can be no assurance that current levels of reduced cash flows will not have a material adverse affect on SIG's financial position, results of operations and its ability to meet short and long-term obligations.

REVIEW  OF  CONSOLIDATED  OPERATIONS

NET  LOSS
The net loss for the three months ended September 30, 2002 was $(3,322,000) or $(0.62) per share (basic and diluted). The net loss for the three months ended September 30, 2001 was $(9,041,000) or $(1.57) per share (basic and diluted). The net loss for the nine months ended September 30, 2002 was $(17,675,000) or $(3.28) per share (basic and diluted). The net loss for the nine months ended September 30, 2001 was $(24,684,000) or $(4.28) per share (basic and diluted). The decreased loss is due primarily to lower volume, corresponding actions taken to reduce operating expenses and the loss from discontinued operations in the nine months ended September 30, 2001. There was no loss on discontinued operations for the nine months ended September 30, 2002. There was no loss on discontinued operations for the three months ended September 30, 2001. The loss on discontinued operations for the nine months ended September 30, 2001 was $(2,156,000). Refer to Note 9, "Discontinued Operations", of the Condensed Notes to Consolidated Financial Statements for additional information.

GROSS  PREMIUMS  WRITTEN
Gross premiums written decreased 35.58% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Gross premiums written decreased 31.29% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The primary reasons for this decline in volume are SIG's withdrawal from certain competitive markets and a reduction in policies in force. Refer to "Liquidity and Capital Resources" for additional volume-related disclosure.

NET  PREMIUMS  WRITTEN
Net premiums written represent the portion of premiums retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of declines in surplus in the Company's U.S. insurance subsidiaries and to manage overall risk retention, in 2000 SIG entered into a reinsurance agreement to cede a portion of its gross written premiums to National Union Fire Insurance Company of Pittsburgh, PA, an unrelated third party. For the three months ended September 30, 2002, SIG ceded 76.1% of its gross written premiums. For the nine months ended September 30, 2002, SIG ceded 72.7% of its gross written premiums.

NET  PREMIUMS  EARNED
Net premiums earned decreased 66.19% and 51.99% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decreases in written premiums and policies in force.

FEE  INCOME
Fee income is derived from installment billings and other services provided to policyholders. Fee income decreased 44.15% and 32.45% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases are attributable to the reduction in policies in force and the overall decline in written premium in 2002.

NET  INVESTMENT  INCOME
Net investment income decreased 32.94% and 25.73% for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases reflect the decline in invested assets during the periods and the liquidation of investments to pay current year and prior year losses settled in 2002.

NET  REALIZED  CAPITAL  GAINS  (LOSSES)
Net realized capital gains were $543,000 and $793,000 for the three months ended September 30, 2002 and 2001, respectively. Net realized capital losses were $(804,000) and $(283,000) for the nine months ended September 30, 2002 and 2001, respectively. Capital losses resulted primarily from the liquidation of investments to fund operations and claim payments under unfavorable market conditions.

LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES
The loss and LAE ratio for SIG for the three and nine months ended September 30, 2002, was 109.2% and 111.2%, respectively, of net premiums earned. The loss and LAE ratio for SIG for the three and nine months ended September 30, 2001, was 83.5% and 88.4%, respectively, of net premiums earned. The loss and LAE ratio for SIG for the year ended December 31, 2001 was 91.5%. The ratio increases during 2002 are primarily attributable to unfavorable development on SIG's loss and LAE reserves for accidents occurring in 2001 and prior.


POLICY  ACQUISITION  AND  GENERAL  AND  ADMINISTRATIVE  EXPENSES
Policy acquisition and general and administrative expenses were $5,485,000 and $15,696,000 for the three months ended September 30, 2002 and 2001, respectively. Policy acquisition and general and administrative expenses were $21,327,000 and $38,634,000 for the nine months ended September 30, 2002 and 2001, respectively. As a percentage of gross premiums earned, SIG experienced a decrease in its operating expense ratio, net of fee income, from 40.5% for the three months ended September 30, 2001 to 21.9% for the three months ended September 30, 2002. The decreases reflect the decline in SIG's gross written premiums and SIG's overall operating expense reduction initiatives. The decrease in SIG's expense ratio is the result of overall operating expense reduction initiatives during 2002.


INCOME  TAXES
At September 30, 2002 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three and nine months ended September 30, 2002, respectively. At September 30, 2001 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three and nine months ended September 30, 2001, respectively.

REVIEW  OF  CONSOLIDATED  FINANCIAL  CONDITION

CASH  AND  INVESTMENTS
Total cash and investments were $90,817,000 and $125,058,000 at September 30, 2002 and December 31, 2001, respectively. The decrease results from continued liquidations to fund claim payments and operating expenses in a period of declining premium volume.

REINSURANCE  RECEIVABLES  AND  PAYABLES
SIG negotiated a third-party quota share reinsurance agreement that became effective January 1, 2000. Under the quota share agreement, SIG may cede a portion of its non-standard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and Pafco's earned premiums. SIG's ceding percentage for the three months ended September 30, 2002 totaled 72.7%. The decrease in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

RECEIVABLES
Receivables, exclusive of the allowance for doubtful accounts, decreased by $18,676,000, or 39.37%, from December 31, 2001 to September 30, 2002. This decrease is primarily attributable to a decrease in billable premiums due to lower written premiums in the three and nine months ended September 30, 2002 compared to the fourth quarter of 2001. The allowance for doubtful accounts decreased by $1,211,000, or 79.36, from December 31, 2001 to September 30, 2002, primarily due to the final reconciliation of receivables previously maintained on a legacy policy administration system that is no longer in service.

LOSS  AND  LOSS  ADJUSTMENT  EXPENSE  RESERVES
Total loss and LAE reserves decreased by $13,852,000, or 16.32%, from December 31, 2001 to September 30, 2002. This decrease is consistent with SIG's declining volume of business.

UNEARNED  PREMIUMS
Unearned premiums decreased by $21,224,000, or 35.84%, from December 31, 2001 to September 30, 2002. This decrease is consistent with the decrease in receivables discussed above.

DEFERRED  INCOME
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2001, the Company and SIG each received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over the three-year period.

STOCKHOLDERS'  (DEFICIT)
Stockholders' (deficit) was $(78,362,000) and $(89,146,000) as of September 30, 2002 and December 31, 2001, respectively. This increase is primarily the result of the net loss of $(17,625,000) for the nine months ended September 30, 2002, offset by an increase in combined surplus of $28,399,000 due to the purchase by the Company of SIG's Preferred Securities.

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

The nonstandard automobile insurance subsidiaries' primary sources of funds are premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, SIG maintains investment programs intended to provide adequate funds to pay claims. During 2000, 2001 and the first three quarters of 2002, due to reduced premium volume, SIG has liquidated investments to pay claims. SIG historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume has and will continue to cause SIG to shorten the duration of its investments. SIG may incur additional costs in selling longer bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, SIG has experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

As of October 31, 2002, SIG has borrowed $3.5 million from Granite Re, a related party. Under the terms of the loans monthly interest is payable at the prime rate (as printed in the Wall Street Journal on the first business day of each month) plus 5.25% (the total rate was 10.0% at November 1, 2002) computed on an annual basis and not to exceed 18% per annum calculated on the average principal outstanding each month. All principal borrowed under the loans is due on December 20, 2004.


On August 12, 1997, SIG issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part after 10 years. SIG may defer interest payments in accordance with the terms of the trust indenture for a period of up to five years. The unpaid interest installment amounts accrue interest at 9.5%. SIG deferred the semi-annual interest payments due in February and August 2000, 2001 and 2002 and may continue this deferral practice for all remaining payments due in 2003 and 2004.

The following table sets forth the minimum required obligations of SIG under the Preferred Securities for interest and principal payments for each of the next four years and thereafter assuming all semi-annual interest payments due in 2003 and 2004 are deferred (in thousands):




                    2003   2004    2005    Thereafter    Total
                    -----  -----  -------  -----------  --------
Interest payments.  $   -  $   -  $96,779  $   282,150  $378,929
Principal payments      -      -        -      135,000   135,000
                    -----  -----  -------  -----------  --------
Total due. . . . .  $   -  $   -  $96,779  $   417,150  $513,929
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

These restrictions currently apply, as SIG's consolidated coverage ratio was (0.70) at September 30, 2002, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG was in compliance with these additional restrictions as of September 30, 2002.

Beginning in the fourth quarter of 2001 and continuing through the first quarter of 2002, SIG experienced adverse loss experience on a substantial portion of its new business written in certain markets. In late February and early March 2002, SIG commenced further analysis of loss ratios by individual agency and a review of claim settlement procedures. Based on this and other analysis, SIG took the following actions in late March and in April 2002 to improve its financial position and operating results:

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

As previously reported in the Company's December 31, 2001 Annual Report on Form 10-K, SIG expected the above actions to result in a decline of approximately 10 to 15% in gross written premiums from 2001 levels. Based on actual results through September 2002, SIG now expects a decline ranging from 30% to 35% in gross written premiums for calendar year 2002 from 2001 levels with a corresponding decrease in management fees payable to Superior Group. In April 2002, SIG eliminated approximately 60 full-time positions, primarily in its claims and underwriting departments, representing approximately 17% of its employees before the layoffs. In addition, SIG has undertaken other cost savings initiatives and process changes in order to reduce operating expenses.

Net cash used by operating activities during the nine months ended September 30, 2002 and 2001 were $(36,839,000) and $(18,590,000), respectively. The decrease is primarily due to SIG's lower premium volume in 2002, the increase in SIG's ceding percentage, unfavorable development on SIG's loss and LAE reserves for 2001 and prior claims and the receipt in 2001 of $9.0 million for the non-compete agreement with Acceptance. See Note 8 "Discontinued Operations" in the Condensed Notes to the Financial Statements.

SIG's present projected level of cash flow from premium volume, investment income and billing fees will be insufficient to fund its operating expenses at their present levels through the end of 2002. SIG is considering alternative sources of working capital which may be available in order to fund operations. Among the alternate sources contemplated by SIG are capital contributions and loans from the Company and its affiliates. In addition, SIG continues to reduce operating expenses commensurate with cash inflows and has decreased premium volume in the third and fourth quarters of 2002 in certain states in an attempt to ensure that new business written generates an underwriting profit. In the event SIG's insurance company subsidiaries continue to reduce premium volume, the result will be continued reductions in management fees paid to Superior Group and billing fees paid to Superior Group and Superior which will reduce cash flow and sources of funds available to fund operating expenses and other obligations, including the Preferred Securities.


In addition, in accordance with the final order of the FDOI, Superior Group is unable to continue to collect finance and service fees from Superior. Superior must also seek repayment from Superior Group of prior years finance and service fees in the approximate amount of $15 million. The operating expenses of Superior Group attributable to the business of Superior exceed the management fees payable by Superior under the management agreement. Superior and Superior Group are reviewing alternatives including an amendment to the agreement to provide for a management fee commensurate with the expenses associated with Superior's business or reallocation of operational responsibilities. Any amendment of the management agreement would require prior approval of the FDOI. See Note 3, "Regulatory Affairs" in the Consolidated Notes to the Financial Statements.

Shareholders' equity reflected a deficit of $(78.27) million at September 30, 2002, which does not reflect the statutory surplus upon which the Company conducts its U.S. insurance operations. The Company's U.S. insurance subsidiaries, not including IGF, after the effects of Codification, had statutory surplus of approximately $14.6 million at September 30, 2002.

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

ITEM  4.  CONTROLS  AND  PROCEDURES
The Company and SIG maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company and SIG carried out evaluations, under the supervision and with the participation of the Company's and SIG's management, including the Company's CEO, The Company's CFO and SIG's CFO, of the effectiveness of the design and operation of the Company's and SIG's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO, the Company's CFO and SIG's CFO concluded that the Company's and SIG's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and SIG (including their consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's or SIG's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


PART  II  -     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
As previously reported, IGF, which is a wholly owned subsidiary of SIG, had been a party to a number of pending legal proceedings and claims relating to agricultural production interruption insurance policies (the "AgPI Program") which were sold during 1998. All of the policies of insurance which were issued in the AgPI Program were issued by and under the name of Mutual Service Casualty Insurance Company ("MSI"), a Minnesota corporation with its principal place of business located in Arden Hills, Minnesota. Sales of this product resulted in large underwriting losses by IGF.

Approximately $29 million was paid through March 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. On January 16, 2002, the court entered an order granting IGF's motion for judgment on the pleadings and required plaintiffs to show an insurable interest. Plaintiffs amended their complaint attempting to allege an insurable interest, and on March 19, 2002, the court granted IGF's demurrer to the amended complaint. In granting the demurrer the court held that any recovery payable to plaintiff would be limited to their actual economic losses regardless of how much plaintiffs thought they had been promised (i.e. plaintiffs cannot be paid policy limits without regard to actual losses incurred). The plaintiffs then filed their third amended complaint to which MSI filed a demurrer challenging the insurance contract allegations, as the issuer of the AgPI policies, contending that plaintiffs failed to make the amendments necessary to show an insurable interest as required by the court's earlier rulings. This demurrer was granted -- without leave to amend -- based on the court's analysis that plaintiffs' claims continued to reveal they did not have an insurable interest, rendering the contract they alleged an unenforceable wager agreement, not insurance. Thereafter, the court vacated its "without leave to amend" ruling in response to a motion for reconsideration filed by the plaintiffs who contended they could cure the fatal defect if they were allowed to file a fourth amended complaint. However, the new version of the complaint still claims coverage amounts based on a formula which is not tied to plaintiffs' economic losses. Accordingly, a demurrer to the fourth amended complaint was filed by MSI and a motion to strike was filed by IGF. A hearing on these issues was held on November 8, 2002, and the court has not yet issued its ruling.

SIG is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al.
v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are the Company, three individuals who were or are officers or directors of the Company or of SIG, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or SIG's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of SIG's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. During the third quarter of 2002, the Company, SIG and the individual defendants entered into an agreement with the plaintiffs for settlement . The settlement is subject to certain terms and conditions and court approval.


As previously reported, Superior was a defendant in a case filed September 15, 2000 in the Circuit Court for Lee County, Florida entitled Charles L. Fulton,
D.C. v. Superior Insurance Company. The case was purported to be brought on behalf of a class consisting of healthcare providers that rendered treatment to and obtained a valid assignment of benefits from persons insured by Superior. The case was settled and the action was dismissed on August 13, 2002.

As previously reported, Superior was a defendant in a case entitled Oviedo Family Chiropractic Center, P.A. v. Superior Insurance Company originally filed February 4, 2000 in the Circuit Court for Dade County, Florida, formerly entitled Medical Re-Hab Center v. Superior Insurance Company. The case was settled and the action was dismissed on September 3, 2002.

SIG's insurance subsidiaries are involved in a number of pending regulatory actions (see Note 3, "Regulatory Affairs" in the Condensed Notes to the
Consolidated Financial Statements). SIG and its subsidiaries are named as defendants in various other lawsuits relating to their business. Legal actions arise from claims made under insurance policies issued by SIG's subsidiaries. SIG, in establishing its loss reserves, has considered these actions. There can be no assurance that the ultimate disposition of these regulatory actions and lawsuits will not have an adverse material affect SIG's operations or financial position.

Except as set forth above, there have been no other material developments in any of the pending legal proceedings previously reported by the Company in the June 30, 2002 Form 10-Q.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
             None

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             None

ITEM  5.     OTHER  INFORMATION
             None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             a.  Exhibits

                 10.29 Consulting Agreement between Goran Capital Inc. and AGS Capital Ltd. effective May 1, 2002.

                 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)

                 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)

             b.  Reports  on  Form  8-K

                 None



Goran  Capital  Inc.  -  Consolidated
Analysis  of  Loss  Per  Share
US  GAAP  -  Treasury  Method

                                                              Nine Months          Nine Months
                                                                 Ended                 Ended
                                                          September 30, 2002    September 30, 2001
                                                         --------------------  -------------------
Average Price (US $). . . . . . . . . . . . . . . . . .                 N/A                    N/A

Proceeds from Exercise of Warrants and Options (US $) .                 Nil                    Nil

Shares Repurchased - Treasury Method. . . . . . . . .                .  Nil                    Nil

Shares Outstanding - Weighted Average . . . . . . . . .           5,393,698              5,775,000

Add:  Options and Warrants Outstanding (1). . . . . . .                 Nil                    Nil

Less:  Treasury Method - Shares Repurchased . . . . . .                 Nil                    Nil

Shares Outstanding for US GAAP Purposes . . . . . . . .           5,393,698              5,775,000

Net Loss in Accordance with US GAAP . . . . . . . . . .    $    (17,675,000)    $     (24,684,000)

Net Loss Per Share - US GAAP - Basic and Fully Diluted.    $          (3.28)    $           (4.28)


(1)  Only  those  options  with  a  dilutive  effect  were included above for the nine months ended
September  30,  2002  and  2001.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.




                                                   By:  /s/  Douglas  H.  Symons
                                                        ------------------------
                                                             Douglas  H.  Symons
                                                       Chief  Executive  Officer
                                                 (principal  executive  officer)

                                                       By:  /s/  John  G.  Pendl
                                                            --------------------
                                                                 John  G.  Pendl
                                                       Chief  Financial  Officer
                                (principal  financial  and  accounting  officer)

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I,  Douglas  H.  Symons,  certify  that:

1.   I  have  reviewed  this quarterly report on Form 10-Q of Goran Capital Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a014 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November  14,  2002
        -------------------
                                                  By: /s/  Douglas  H.  Symons
                                                      ------------------------
                                                      Douglas  H.  Symons
                                                      Chief  Executive  Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I,  John  G.  Pendl,  certify  that:

1.     I have reviewed this quarterly report on Form 10-Q of  Goran Capital Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a014 and 15d-14) for the registrant, and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  14,  2002                         By:  /s/  John  G.  Pendl
        -------------------                              --------------------
                                                         John  G.  Pendl
                                                    Chief  Financial  Officer





                                  EXHIBIT INDEX
REFERENCE  TO
REGULATION  S-K
EXHIBIT  NO.  DOCUMENT

10.29*     Consulting  Agreement between Goran Capital Inc. and AGS Capital Ltd.
effective  May  1,  2002.

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(CEO)

99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(CFO)


*  Compensation  related  agreement





                                       30

                                  EXHIBIT 10.29

CONSULTING  AGREEMENT  with  an  effective  date  of  May  31,  2002


BETWEEN: GORAN CAPITAL INC., a body politic and corporate duly incorporated, having its head office in Toronto Canada and GRANITE REINSURANCE COMPANY LTD., a body politic and corporate duly incorporated, having its office at Bishop's Court Hill, P.O. Box 111, St. Michael, Barbados, West Indies (hereinafter referred to as the "Companies")

AND:     AGS  CAPITAL LTD., a body politic and corporate duly incorporated, with offices at 20 Eagle Road, Toronto Ontario M82 4HS, (hereinafter referred to as the "Consultant")

     WHEREAS the Companies actively engaged internationally in the business of insurance and reinsurance;

     WHEREAS the Consultant, through its President, has expertise in the field of insurance and reinsurance and is desirous of entering into this Agreement with respect to providing international consulting services on demand to the Companies as outlined in Appendix A and additional appendix as maybe attached hereto in writing;

     WHEREAS the Companies wishes to engage the services offered by the Consultant and the Consultant is willing to enter into an agreement to provide services on the terms and conditions described herein:

NOW,  THEREFORE,  BE  IT  AGREED  AS  FOLLOWS:

1. PREAMBLE The whereas clauses mentioned above shall form an integral part of this Agreement as it fully-recited at length herein.

2.   ENGAGEMENT

2.1 The Companies hereby retains the services of the Consultant and the Consultant hereby accepts such engagement.

2.2 During the term of this Agreement, the Consultant shall, at its sole costs, make available to the Companies and provide upon its request a duly qualified representative for purposes of fulfilling the Consultant's obligations under this Agreement.
3.     TERM
(A) This is an annual renewable contract, unless notice is given by either party at least 90 days before June 1st of any year. The contract shall then expire on the 1st of June following notice. At any time prior to the 90-day notice period, the Company, at it's option, may choose to extend this contract for an additional one-year term.

(B) Change of control, should Gordon Symons and or Douglas Symons no longer control the appointment of board members of Goran, and in order to cause continuity of these very important projects, this contract shall automatically extend for a further two year term, from the date of the last renewal.
4.   NATURE  OF  CONSULTING  SERVICES
4.1 The Consultant agrees to provide consulting services on behalf of the Companies as and when requested by the Companies during the term of this Agreement and, without limiting the generality of such services, to furnish a representative to oversee and supervise the business activities outlined in Appendix A. The essence of this contract is to utilize the experience and knowledge of Alan G. Symons, his previous duties with the Companies and personnel. Alan G. Symons shall be assigned as the consultant performing the services to the Companies, however, it is understood and agreed that certain work may be performed by others under the control of AGS Capital Ltd. At all times, Alan G. Symons shall effect direct supervision over the work performed. Any substitution of Alan G. Symons to perform the services being contracted for under this agreement without the written consent of the Companies shall render the contract null and void.

4.2 The Consultant and its representative warrant to perform such services as requested to the best of its talents, efforts and abilities in accordance with standard business practices.

4.3  This  agreement  may  not  be  assigned  by  either  party.

5. COMPENSATION The Companies shall compensate the Consultant for services rendered under this Agreement at an annual rate of FIVE HUNDRED THOUSAND dollars (U.S.) ($500,000.00 U.S.), payable in equal monthly installments, in arrears, and in each successive calendar year of the term, the annual rate shall be increased by the greater of (1) 2.5% or (2) the U.S. consumer price index for the immediately preceding calendar year. The Companies shall not be responsible to the Consultant for any ordinary operating expenses of the Consultant such as general administrative, rent, staff, overhead, etc.

5. INSURANCE The Companies will continue to provide for the Consultant and one assistant to participate in the life, medical and dental plans of its subsidiary, Symons International Group, Inc. ("SIG").
7. REIMBURSEMENT FOR OUT-OF-POCKET EXPENSES The parties recognize that in the course of performing its services hereunder, the Consultant may incur out-of-pocket expenses. The Consultant agrees to submit, at designated intervals to be determined by the parties hereto, invoices with original vouchers attached thereto, to the Companies. The Consultant agrees that the said expenses shall be reasonable and necessary, in the opinion of the Companies, as well as be incurred in the direct performance of its services hereunder, failing which they may not be reimbursed to the Consultant.

8. BONUS In addition to the forgoing, the Companies will pay a bonus immediately upon completion of certain projects and the financial benefit to the Companies has been received as outlined in the attached or future appendix to this agreement.

9. INDEPENDENT CONSULTANT 9.1 It is understood that the Consultant is retained by the Companies only for the purposes set forth herein and its relation to the Companies shall be of an independent Consultant.

9.2 The Consultant agrees that it shall not be considered under the provisions of this Agreement or otherwise as having a joint venture or partnership status with the Companies or being entitled to participate in any plans, arrangements, benefits, or distributions of the Companies.

9.3 Notwithstanding items 9.1 and 9.2, the consultant is engaged to render services in accordance with the terms of this agreement in an expeditious and professional manner and to keep the Companies fully informed of the status of the matters entrusted to them for their assistance on a monthly basis.
10. CONFIDENTIALITY As an essential condition of the Agreement, the Consultant warrants that it shall not, at any time, either during the term of this Agreement or thereafter, divulge to any competitor person, or competitor corporation, any information or documentation received by it during the course of its engagement and all such information shall be kept strictly confidential and shall not in any manner be revealed to competitor person or competitor corporation. At the termination of this Agreement, the Consultant agrees if requested of same to return and give to the Companies all documentation relating to the Companies in its possession and/or control.

11. TERMINATION The Companies shall have the right to terminate the services hereunder of the Consultant "for cause" at any time which shall be defined and limited to acts of dishonesty, fraud or gross negligence of the Consultant or its representative committed from and after the effective date of this agreement.

12. INTEREST ON MONIES DUE Any balance due either party past due greater than 30 days shall bear interest at 1% per month or part thereof until fully paid.

13. NOTICE All notices called for or contemplated hereunder shall be in writing and shall be sent by certified or registered mail or by courier to the addresses mentioned in the heading of this Agreement. All notices will be deemed given when received if delivered by courier, and if sent by mail then five (5) business days after mailing. Either party may change their address by written notice to the other party.

14. SET OFF There shall be no right of set off against the base compensation included under Section 5, but up to 50% of any additional compensation such as that contemplated under Section 8 can be at the Company's option set off against balances due the Companies.

15. ENTIRE AGREEMENT This Agreement constitutes the entire understanding between the parties with respect to the subject matter hereof, superseding all negotiations, previous agreements, verbal or written, and no variation hereof shall be of any force and effect unless reduced to writing and signed by the parties hereto.
WHEREOF,  THE  PARTIES  HAVE  SIGNED  HEREIN  BELOW:

GRANITE  REINSURANCE  COMPANY  LTD.       AGS  CAPITAL  LTD.

PER:  /S/  G.  GORDON  SYMONS             PER:   /S/  ALAN  G.  SYMONS
      -----------------------                    ---------------------

DATE:  MAY  31,  2002                     DATE:  MAY  31,  2002
       --------------                            --------------


GORAN  CAPITAL,  INC.

PER:  /s/ DOUGLAS  H.  SYMONS
      -----------------------

DATE:  MAY  31,  2002
       --------------


WITNESS:                                  WITNESS:

___________________________________       ___________________________


                                   APPENDIX A


The consultant is hereby engaged for the following projects on behalf of the Companies. The consultant shall not represent the Company with respect to any other matters other than the following without prior written consent.

(A) The Consultant shall: Assist the management of IGF Insurance Company with respect to the run-off of its crop insurance operations and the collection of debts and obligations due to IGF.

(B) Manage the litigation known as AgPi. Should the litigation result in IGF or other affiliates to IGF including but not limited to Granite Re and Goran, being awarded compensation of a calculated value, the Consultant will be entitled to 10% on the net proceeds over $1 million (U.
S.)

(C) Manage the litigation between Toronto Dominion Bank and Granite Insurance Company. Should the litigation result in compensation of a calculated value, the Consultant will be entitled to a bonus of 10% on net proceeds over $1 million (CAN).

(D) At the request of the Company, the Consultant shall work with designated representatives of the Companies to acquire or restructure outstanding trust preferred securities due 2027 and shall not assist directly or indirectly any other person or entity other than the Companies with respect to all matters associated with the purchase or restructuring of the trust preferred securities.

                                  EXHIBIT 99.1

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas H. Symons, Chief Executive Officer of Goran Capital Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:     November  14,  2002                         By: /s/ Douglas H. Symons
                                                           ---------------------
                                                             Douglas  H.  Symons
                                                       Chief  Executive  Officer

                                  EXHIBIT 99.2

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

I, John G. Pendl, Chief Financial Officer of Goran Capital Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section  1350,  that  to  the  best  of  my  knowledge:

(1)the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:     November  14,  2002                         By:  /s/  John  G.  Pendl
                                                            --------------------
                                                                 John  G.  Pendl
                                                       Chief  Financial  Officer