Form 10-K
period 2002-12-31
GORAN CAPITAL INC
filed 2003-06-13
CIK 925600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark  One)

[  X  ]   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002.
                               -------------------

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THESECURITIES
          EXCHANGE  ACT  OF  1934

FOR  THE  TRANSITION  PERIOD  FROM  ____________  TO  ____________.

                        COMMISSION FILE NUMBER:000-24366
                                               ---------

                               GORAN CAPITAL INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

CANADA                                                           Not  Applicable
------                                                           ---------------
State  or  other  Jurisdiction  of            IRS  Employer  Identification  No.
Incorporation  or  Organization

2  Eva  Road,  Suite  200,  Etobicoke,  Ontario  Canada                 M9C  2A8
-------------------------------------------------------                 --------
Address  of  Principal  Executive  Offices                             Zip  Code

Registrant's  telephone  number,  including  area code:
                                (416) 622-0660 - Canada, (317)  259-6300  -  USA
                                 -----------------------------------------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

     Title  of  each  class     Name  of  each  exchange  on  which  registered
common  stock     OTC  Bulletin  Board,  Toronto  Stock  Exchange
-------------     -----------------------------------------------

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:
            None
     -----------
(Title  of  class)
__________________
(Title  of  class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form  10-K  or  any  amendment  to  this  Form  10-K.  [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  No  X
       ---

The aggregate market value of the 2,333,854 shares of the Registrant's common stock held by non-affiliates, as of June 6, 2003 was $840,187.

The number of shares of Registrant's no par common stock outstanding as of June 6, 2003 was 5,393,698.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in Parts II and IV hereof.


                            EXCHANGE RATE INFORMATION

The Company's accounts and financial statements are maintained in U.S. Dollars. In this Report all dollar amounts are expressed in U.S. Dollars except where otherwise indicated.

The following table sets forth, for each period indicated, the average rates for U.S. Dollars expressed in Canadian Dollars during such period, the high and the low exchange rate during that period and the exchange rate at the end of such period, based upon the noon buying rate in New York City for cable transfers in foreign currencies, as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate"):


                             For The Years Ended December 31,
                       2002     2001      2000      1999       1998
                       ----     ----      ----      ----       ----
            Average   .6370     .6446     .6733     .6724     .6745
          Period End  .6329     .6279     .6672     .6929     .6532
             High     .6583     .6669     .6965     .6929     .7061
              Low     .6231     .6279     .6416     .6625     .6376


                              ACCOUNTING PRINCIPLES

The financial information contained in this document is stated in U.S. Dollars and is expressed in accordance with Canadian Generally Accepted Accounting Principles unless otherwise stated.




Table of Contents
ITEM . . . . . . . . .  PAGE
                                     PART I

Item 1.. . . . . . . .  Business                                                                  4

Item 2.. . . . . . . .  Properties                                                               19

Item 3.. . . . . . . .  Legal Proceedings                                                        20

Item 4.. . . . . . . .  Submission of Matters to a Vote of Security Holders                      21

                                    PART II

Item 5.. . . . . . . .  Market for Registrant's Common Equity and Related Shareholder Matters    21

Item 6.. . . . . . . .  Selected Consolidated Financial Data                                     22

Item 7.. . . . . . . .  Management's Discussion and Analysis of Financial Condition and
                        Results  of Operations                                                   22

Item 7A. . . . . . . .  Quantitative and Qualitative Disclosures About Market Risk               22

Item 8.. . . . . . . .  Financial Statements and Supplementary Data                              22

Item 9.. . . . . . . .  Changes in and Disagreements with Accountants on Accounting
                        And  Financial Disclosure                                                22

                                    PART III

Item 10. . . . . . . .  Directors and Executive Officers of the Registrant                       22

Item 11. . . . . . . .  Executive Compensation                                                   23

Item 12. . . . . . . .  Security Ownership of Certain Beneficial Owners and Management           28

Item 13. . . . . . . .  Certain Relationships and Related Transactions                           28

                                    PART IV

Item 14. . . . . . . .  Controls and Procedures                                                  30

Item 15                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K         31

                        Signatures                                                               38

                                     PART I

ITEM  1  -  BUSINESS

FORWARD-LOOKING  STATEMENT
All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or the Company's operations or financial results constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions . In addition, any statements concerning future financial performance, ongoing business strategies or prospects and possible future Company actions which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the effect on customers, agents, employees and others due to SIG's and certain of its subsidiaries' receipt of going concern opinions from their accountants; general economic conditions, including prevailing interest rate levels and stock market performance; factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and the factors described in this section and elsewhere in this report. These forward-looking statements are not guaranties of future performance and the Company has no specific intention to update these statements.

OVERVIEW  OF  BUSINESS
Goran Capital Inc. ("Goran" or the "Company") is a Canadian federally incorporated holding company principally engaged in the business of underwriting property and casualty insurance through its NONSTANDARD AUTO GROUP Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"), which maintain their headquarters in Indianapolis, Indiana. Goran owns approximately 73.8% of a U.S. holding company, Symons International Group, Inc. ("SIG"). SIG owns IGF Holdings, Inc. ("IGFH") and Superior Insurance Group Management, Inc. ("Superior Management") which are the holding companies for the insurance
subsidiaries.   Superior  Management  owns  Superior  Insurance  Group,  Inc.
("Superior Group") which is the management company for the insurance subsidiaries. SIG's revenue represents approximately 90% of Goran's consolidated revenues. Goran's other subsidiaries are Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite"), and Symons International Group (Florida) Inc. ("SIGF").

Granite Re is a specialized reinsurance company that underwrites niche products such as nonstandard automobile, crop, property casualty reinsurance and offers (on a non-risk bearing, fee basis), rent-a-captive facilities for Bermudian, Canadian and U.S. reinsurance companies. Through a rent-a-captive program, Granite Re offers the use of its capital and its underwriting facilities to write specific programs on behalf of its clients, including certain programs ceded from IGF and Pafco. Granite Re alleviates the need for a clients to establish its own insurance company and also offers this facility in an offshore environment.

Granite, a Canadian federally licensed insurance company, sold its book of business in January 1990 to an affiliate which subsequently sold to third parties in June 1990. Granite currently has one outstanding claim and maintains an investment portfolio sufficient to support this claim liability. Goran anticipates that the outstanding claim will be resolved by 2004.

SIGF, a Florida corporation, is primarily engaged in the operation of a property/casualty insurance brokerage and a flood insurance brokerage.

As previously announced, IGF Insurance Company ("IGF") sold its crop insurance operations to Acceptance Insurance Companies Inc. ("Acceptance") on June 6, 2001 and is now in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

NONSTANDARD  AUTOMOBILE  INSURANCE

Overview
The Company's nonstandard automobile insurance operations are conducted by SIG and its subsidiaries (the "Nonstandard Auto Group"). Specifically, Pafco, Superior, Superior Guaranty Insurance Company ("Superior Guaranty") and Superior American Insurance Company ("Superior American") are engaged in the writing of insurance coverage for automobile physical damage and liability policies. Nonstandard insureds are those individuals who are unable to obtain insurance coverage through standard market carriers due to factors such as poor premium payment history, poor driving experience, and type of vehicle. The Nonstandard Auto Group offer several different policies, which are directed toward different classes of risk within the nonstandard market. Premium rates for nonstandard risks are higher than for standard risks. Since it can be viewed as a residual market, the size of the nonstandard private passenger automobile insurance market changes with the insurance environment and grows when standard coverage becomes more restrictive. Nonstandard policies have relatively short policy periods and low limits of liability. Also, since the nonstandard automobile insurance business typically experiences a lower rate of retention than standard automobile insurance, the number of new policyholders underwritten by nonstandard automobile insurance carriers each year is substantially greater than the number of new policyholders underwritten by standard carriers.

Products
The Nonstandard Auto Group offers both liability and physical damage coverage in the insurance marketplace, with policies having terms from three to twelve months. Most nonstandard automobile insurance policyholders choose the basic limits of liability coverage which, though varying from state to state, generally is $25,000 per person and $50,000 per accident for bodily injury to others and in the range of $10,000 to $20,000 for damage to cars or other property.

Where permitted, Superior offers a tiered product covering the full spectrum of automobile insurance customers from nonstandard to ultra-preferred.

Marketing
The Nonstandard Auto Group business is concentrated in the states of Florida, California, Virginia, Georgia, Indiana and Nevada. SIG's insurance subsidiaries are authorized to write nonstandard automobile insurance in 12 additional states. States are selected for expansion or withdrawal based on a number of criteria, including the size of the nonstandard automobile insurance market, state-wide loss results, competition, capitalization of its companies and the regulatory climate. The following table sets forth the geographic distribution of gross premiums written by the Nonstandard Auto Group for the years indicated sorted in descending order of 2002 volume (in thousands):

State                     2002      2001      1999
----------------------  --------  --------  --------
Florida. . . . . . . .  $ 45,583  $ 49,162  $ 44,070

California . . . . . .    20,891    34,287    32,480

Virginia . . . . . . .    15,661    21,054    20,089

Colorado 1 . . . . . .     7,988    10,112     6,938

Georgia. . . . . . . .     6,565    15,481    13,670

Indiana. . . . . . . .     4,861     6,275    12,804

Nevada . . . . . . . .     1,493     1,980     3,707

Missouri . . . . . . .       698       839     1,929

Tennessee. . . . . . .       676     1,696     9,794

Iowa . . . . . . . . .       504     1,066     2,023

Kentucky . . . . . . .       406     3,135     5,034

Pennsylvania 2 . . . .       288     9,683         -

Oklahoma . . . . . . .       274       635     1,090

Arizona. . . . . . . .       169     1,111     4,484
Other states . . . . .       204     2,972    15,310
                        --------  --------  --------

Total nonstandard auto   106,261   159,488   173,422

Other property . . . .     1,514     1,604     1,039

Reinsurance. . . . . .     3,619    32,094     7,638
                        --------  --------  --------

Total. . . . . . . . .  $111,394  $193,186  $182,099
                        ========  ========  ========

1. During May 2003, the Nonstandard Auto Group ceased writing business in Colorado.
2. Company All premiums in Pennsylvania were written by IGF, which has been precluded from writing other than renewal premium after July 30, 2001.


The Nonstandard Auto Group markets its nonstandard products exclusively through independent agencies. The Nonstandard Auto Group has several territory managers, each of whom resides in a specific marketing region and has access to the technology and software necessary to provide marketing, rating and administrative support to the agencies in his or her region.

The Nonstandard Auto Group attempts to foster strong service relationships with its agents and customers. The Nonstandard Auto Group has automated certain marketing, underwriting and administrative functions and has allowed on-line communication with its agency force. In addition to delivering prompt service while ensuring consistent underwriting, the Nonstandard Auto Group provides state of the art point of sale rating software to agents, which permits them to rate risks in their offices. All new business applications are electronically uploaded directly from the agents' offices to the Nonstandard Auto Group through this software. In most states, an in-house developed point of sale product allows agents to order motor vehicle, credit and other reports on line at the time of sale.

Most of the Nonstandard Auto Group's agents have limited authority to sell and bind insurance coverages in accordance with procedures established by SIG, which is a common practice in the nonstandard automobile insurance business. The Nonstandard Auto Group reviews all coverages bound by agents promptly and generally accepts coverages that fall within their stated underwriting criteria. The Nonstandard Auto Group has the right within a specified time period to cancel any policy even if the risk falls within the underwriting criteria. The Nonstandard Auto Group compensates agents by paying a commission based on a percentage of premiums produced.

The Company believes having four individual U.S. companies licensed in various states allows it the flexibility to engage in multi-tiered marketing efforts in which specialized automobile insurance products are directed toward specific segments of the market. Since certain state insurance laws prohibit a single insurer from offering similar products with different commission structures or, in some cases premium rates, it is necessary to have multiple licenses in certain states in order to obtain the benefits of market segmentation.

Underwriting
The Nonstandard Auto Group utilizes many factors in determining its rates. Some of the characteristics used are type, age and location of the vehicle, number of vehicles per policyholder, number and type of convictions and accidents, limits of liability, deductibles, and, where allowed by law, credit, age, sex and marital status of the insured. The rate approval process varies from state to state. Some states allow filing and immediate use of rates, while others require approval by the state's insurance department prior to the use of the rates.

Underwriting results of insurance companies are frequently measured by their combined ratios. However, investment income, federal income taxes and other non-underwriting income or expense are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from underwriting, investment and service operations. Underwriting results are generally considered profitable when the combined ratio is under 100% and unprofitable when the combined ratio is over 100%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion on the combined ratio.

In an effort to maintain and improve underwriting profits, the territory managers monitor loss ratios of the agencies in their regions and meet periodically with the agents in order to address any adverse trends in loss ratios or other profitability indicators.

Claims
The Nonstandard Auto Group claims department handles claims on a regional and local basis from claim offices in Indianapolis, Indiana; Atlanta, Georgia; Tampa and West Palm Beach, Florida; and Anaheim, California. The Nonstandard Auto Group uses a combination of their own adjusters and independent appraisers and adjusters for estimating physical damage claims and limited elements of investigation.

Reinsurance
The Company follows the customary industry practice of reinsuring a portion of its risks. Insurance is ceded principally to reduce the Company's exposure on large individual risks and to provide protection against large losses, including catastrophic losses. Although reinsurance does not legally discharge the ceding insurer from its primary obligation to pay the full amount of losses incurred under policies reinsured, it does render the reinsurer liable to the insurer to the extent provided by the terms of the reinsurance treaty. As part of the Company's internal procedures, the financial condition of each prospective reinsurer is evaluated before business is ceded to that carrier. Based on the Company's review of its reinsurers' financial health and reputation in the insurance marketplace, the Company believes its reinsurers are financially sound and that they can meet their obligations under the terms of the respective reinsurance treaties.

In 2002, Pafco and Superior maintained casualty excess of loss reinsurance on their nonstandard automobile insurance business covering 35.0% of $700,000 of losses on an individual occurrence basis in excess of $300,000 up to a maximum of $3,000,000 at 100.0%.

As  of  December  31,  2002,  amounts  recoverable  from  reinsurers relating to

                                                                 Reinsurance
                                                              Recoverables as of
Reinsurer                                 A.M. Best Rating   December 31, 2002(1)
---------------------------------------  ------------------  ---------------------
National Union Fire Insurance Company
 of Pittsburgh, PA. . . . . . . . . . .         A++          $              42,688
Gerling Global Reinsurance Corporation
 of America . . . . . . . . . . . . . .         B+                           1,197
Lloyds of London (Various Syndicates) .      Not Rated                       1,272
Transatlantic Reinsurance Company . . .         A++                          1,131

(1) Only recoverables greater than $200,000 are shown. Total nonstandard automobile reinsurance recoverables as of December 31, 2002 were approximately $47,044,000.
(2) An A.M. Best Rating of "A++" is the highest of 15 ratings. An A.M. Best Rating of "B+" is the sixth highest of 15 ratings.

nonstandard  automobile  operations  follows  (in  thousands):

Effective January 1, 2000, Pafco and Superior entered into an automobile quota share agreement with National Union Fire Insurance Company of Pittsburgh, PA. The amount of cession for Pafco is variable up to a maximum of 60% or $10 million and for Superior is variable up to a maximum of 75% or $60 million for all new and renewal business. In 2002, Pafco and Superior ceded 71% of their nonstandard automobile gross written premiums under this treaty.

On April 29, 1996, Pafco also entered into a 100% quota share reinsurance agreement with Granite Re (no A.M. Best rating), whereby all of Pafco's commercial business from 1996 and thereafter was ceded effective January 1, 1996. This agreement was in effect during 2002.

Neither Pafco nor Superior has any facultative reinsurance with respect to its nonstandard automobile insurance business.

Competition
The Nonstandard Auto Group competes with both large national and smaller regional companies in each state in which it operates. These competitors include companies that serve the agency market and companies that sell insurance directly to consumers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, increased loyalty of their customer base and, potentially, reduced acquisition costs. Specific primary competitors are Progressive Casualty Insurance Company and specialty subsidiaries of a number of insurance groups, including AIG, Allstate, American Financial Group and GMAC. Generally, these competitors are larger and have greater financial resources than the Company.

RESERVES  FOR  LOSSES  AND  LOSS  ADJUSTMENT  EXPENSES
Loss reserves are estimates, established at a given point in time based on facts then known, of what an insurer predicts its exposure to be in connection with incurred losses. Loss adjustment expense ("LAE") reserves are estimates of the ultimate liability associated with the expense of settling all claims, including investigation and litigation costs resulting from such claims. The actual liability of an insurer for its losses and LAE reserves at any point in time will be greater or less than these estimates.

The Company maintains reserves for the eventual payment of losses and LAE with respect to both reported and unreported claims. Nonstandard automobile reserves for reported claims are established on a case-by-case basis. The reserving process takes into account the type of claim, policy provisions relating to the type of loss and historically paid loss and LAE for similar claims.

Loss and LAE reserves for claims that have been incurred but not reported are estimated based on many variables including historical and statistical information, inflation, legal developments, economic conditions, trends in claim severity and frequency and other factors that could affect the adequacy of loss reserves.

The loss reserve development table below illustrates the change over time in the reserves the Company has established for loss and loss expenses as of the end of the indicated calendar years for the Nonstandard Auto Group. The table includes the loss reserves acquired from the acquisition of Superior in 1996 and the related loss reserve development thereafter. The first section shows the reserves as originally reported at the end of the stated year. The second section,  reading  down,  shows  the  cumulative  amounts  paid as of the end of successive years with respect to the reserve liability. The third section, reading down, shows the re-estimates of the original recorded reserve as of the end of each successive year which is a result of sound insurance reserving practices of addressing new emerging facts and circumstances which indicate that a modification of the prior estimate is necessary. The last section compares the latest re-estimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims.

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

Since the beginning of 1997, the Company, as part of its efforts to reduce costs and combine the operations of its Nonstandard Auto Group, emphasized a unified claim settlement practice as well as reserving philosophy for Superior and Pafco. Superior had historically provided strengthened case reserves and a level of IBNR that reflected the strength of the case reserves. Pafco had historically carried relatively lower case reserves with higher IBNR reserve. This change in claims management philosophy since 1997 combined with the growth in premium volume produced sufficient volatility in prior year loss patterns to warrant the Company to re-estimate its reserve for losses and loss expenses and record an additional reserve during 1997, 1998, and 1999. The effects of changes in settlement patterns, costs, inflation, growth and other factors have all been considered in establishing the current year reserve for unpaid losses and loss expenses.




Symons  International  Group,  Inc.
Nonstandard  Automobile  Insurance  Only
For  The  Years  Ended  December  31,  (in  thousands)

                   1992      1993      1994      1995      1996       1997       1998       1999       2000      2001      2002
                 --------  --------  --------  --------  ---------  ---------  ---------  ---------  --------  ---------  ------

Gross
Reserves for
Unpaid losses
 and LAE. .  .        .   $27,403   $25,248   $71,748   $79,551   $101,185   $121,661   $141,260   $103,441   $79,047   $ 65,915
---------------------------------------------------------------------------------------------------------------------------------
Deduct
 Reinsurance
 Recoverable. .            12,581    10,927     9,921     8,124     16,378      6,515      3,167     18,709    28,511     22,990
---------------------------------------------------------------------------------------------------------------------------------
Reserve for
 Unpaid losses
 and LAE, net
 of
 reinsurance. . $17,055    14,822    14,321    61,827     71,427     84,807    114,829    138,093    84,732     50,536   42,925
-------------------------------------------------------------------------------------------------------------------------------
Paid
 Cumulative as
 of:
One Year
 Later. . . . .   10,868     8,875     7,455    42,183     59,410     62,962     85,389     81,444    57,696     36,291
-------------------------------------------------------------------------------------------------------------------------------
Two Years
 Later. . . . .   15,121    11,114    10,375    53,350     79,319     89,285    111,042    107,534    79,316
-------------------------------------------------------------------------------------------------------------------------------
Three Years
 Later. . . . .   16,855    13,024    12,040    58,993     86,298     98,469    121,907    118,316        --
-------------------------------------------------------------------------------------------------------------------------------
Four Years
 Later. . . . .   17,744    13,886    12,822    61,650     89,166    102,854    127,390         --        --
-------------------------------------------------------------------------------------------------------------------------------
Five Years
 Later. . . . .   18,195    14,229    13,133    62,621     90,477    105,252         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Six Years
 Later. . . . .   18,408    14,330    13,375    63,031     91,345         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Seven Years
 Later. . . . .   18,405    14,426    13,418    63,534         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Eight Years
 Later. . . . .   18,460    14,386    13,648        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Nine Years
 Later. . . . .   18,411    14,572        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Ten Years
 Later. . . . .   18,420        --        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Liabilities re
-estimated as
 of:
One Year
 Later. . . . .   17,442    14,788    13,365    59,626     82,011     97,905    131,256    124,012    85,538     63,014
-------------------------------------------------------------------------------------------------------------------------------
Two Years
 Later. . . . .   18,103    13,815    12,696    60,600     91,743    104,821    128,302    121,480    93,483
-------------------------------------------------------------------------------------------------------------------------------
Three Years
 Later. . . . .   18,300    14,051    13,080    63,752     91,641    104,551    127,885    126,321        --
-------------------------------------------------------------------------------------------------------------------------------
Four Years
 Later. . . . .   18,313    14,290    13,485    63,249     91,003    105,012    131,087         --        --
-------------------------------------------------------------------------------------------------------------------------------
Five Years
 Later. . . . .   18,419    14,499    13,441    63,233     91,323    106,813         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Six Years
 Later. . . . .   18,533    14,523    13,592    63,373     91,874         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Seven Years
 Later. . . . .   18,484    14,584    13,652    63,781         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Eight Years
 Later. . . . .   18,508    14,574    13,727        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Nine Years
 Later. . . . .   18,494    14,615        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Ten Years
 Later. . . . .   18,457        --        --        --         --         --         --         --        --
-------------------------------------------------------------------------------------------------------------------------------
Net
 Cumulative
 (deficiency)
 or
 redundancy . .   (1,402)      207       594    (1,954)   (20,447)   (22,006)   (16,258)    11,772    (8,751)   (12,478)
-------------------------------------------------------------------------------------------------------------------------------
Expressed as
 a percentage
 of unpaid
 losses and
 LAE. . . . . .    (8.2%)      1.4%      4.1%    (3.2%)    (28.6%)    (25.9%)    (14.2%)       8.5%   (10.3%)    (24.7%)
-------------------------------------------------------------------------------------------------------------------------------

Revaluation  of  gross  losses
 And  LAE  as  of  year-end
 2002
--------------------------------------------------------------------------------------------------------------------------------
Cumulative  gross  paid  as  of
Year-end 2002                28,231     26,013   74,573     100,359     124,345   131,724     120,166     97,310     64,923
------------------------------------------------------------------------------------------------------------------------------
Gross  liabilities  Re
estimated  as  of
year-end 2002                28,280     26,101   74,857     100,925     126,303   137,704     130,453     115,537    98,478
-------------------------------------------------------------------------------------------------------------------------------
Gross  cumulative
(deficiency) or
redundancy                    (877)      (853)   (3,109)    (21,374)    (25,118)  (16,043)     10,807    (12,096)   (19,431)
-------------------------------------------------------------------------------------------------------------------------------

Activity in the liability for unpaid loss and LAE for nonstandard automobile insurance is summarized below (in thousands):

                                2002      2001      2000
                               -------  --------  ---------
Balance at January 1,          $81,142  $108,117  $152,455
Less Reinsurance Recoverables  30,600    23,252    13,527
                               -------  --------  ---------
Net Balance at January 1,      50,542    84,865    138,928

Incurred related to
Current Year                   35,413    69,667    127,497
Prior Years                    12,775     774     (14,118)
                               -------  --------  ---------
Total Incurred                 48,188    70,441    113,379

Paid Related to
Current Year                   19,211    46,973    85,334
Prior Years                    36,374    57,791    82,108
                               -------  --------  ---------
Total Paid                     55,585   104,764    167,442

Net Balance at December 31,    43,145    50,542    84,865
Plus Reinsurance Balance       24,059    30,600    23,252
                               -------  --------  ---------
Balance at December 31,        $67,204  $81,142   $108,117
                               =======  ========  =========

Reserve estimates are regularly adjusted in subsequent reporting periods as new facts and circumstances emerge to indicate that a modification of the prior estimate is necessary. The adjustment, referred to as "reserve development," is inevitable given the complexities of the reserving process and is recorded in the statements of operations in the period when the need for the adjustment becomes known. The foregoing reconciliation indicates unfavorable reserve development of $12,775,000 on the December 31, 2001 reserves.

The anticipated effect of inflation is implicitly considered when estimating losses and LAE liabilities. While anticipated price increases due to inflation are considered in estimating the ultimate claims costs, increases in average claim severities is caused by a number of factors. Future severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, claims management practices and procedures and general economic trends. Anticipated severity trends are monitored relative to actual development and are modified if necessary.

Liabilities for loss and LAE have been established when sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, reserves have been established to cover additional exposure on both known and unasserted claims.

RATINGS
A.M. Best currently assigns a "B-" rating to Superior and a "C" rating to Pafco. A.M. Best's ratings are based upon a comprehensive review of a company's financial performance, which is supplemented by certain data, including responses to A.M. Best's questionnaires, phone calls and other correspondence between A.M. Best analysts and company management, quarterly NAIC filings, state insurance department examination reports, loss reserve reports, annual reports, company business plans and other reports filed with state insurance departments. A.M. Best undertakes a quantitative evaluation, based upon profitability, leverage and liquidity, and a qualitative evaluation, based upon the composition of a company's book of business or spread of risk, the amount, appropriateness and soundness of reinsurance, the quality, diversification and estimated market value of its assets, the adequacy of its loss reserves and policyholders' surplus, the soundness of a company's capital structure, the extent of a company's market presence and the experience and competence of its management. A.M. Best's ratings represent an independent opinion of a company's financial strength and ability to meet its obligations to policyholders. A.M. Best's ratings are not a measure of protection afforded investors. "B-" and "C" ratings are A.M. Best's eighth and eleventh highest rating classifications, respectively, out of fifteen ratings. A "B-" rating is awarded to insurers which, in A.M. Best's opinion, "have, on balance, fair financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions." A "C" rating is awarded to insurers which, in A. M. Best's opinion, "have, on balance, weak financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company" and "have an ability to meet their current obligations to policyholders, but their financial strength is very vulnerable to adverse changes in underwriting and economic conditions."

A.M. Best currently assigns an "E" rating (Under Regulatory Supervision) to IGF reflecting the significant regulatory constraint resulting from the Consent Order entered into between IGF and the Indiana Department Of Insurance (see "Regulatory Actions").

REGULATION
General
The Company's U.S. insurance businesses are subject to comprehensive, detailed regulation throughout the United States, under statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners. The primary purpose of such regulations and supervision is the protection of policyholders and claimants rather than shareholders or other investors. Depending on whether an insurance company is domiciled in the state and whether it is an admitted or non-admitted insurer, such authority may extend to such things as (i) periodic reporting of the insurer's financial condition;
(ii)  periodic  financial examination; (iii) approval of rates and policy forms;
(iv) loss reserve adequacy; (v) insurer solvency; (vi) the licensing of insurers and their agents; (vii) restrictions on the payment of dividends and other distributions; (viii) approval of changes in control; and (ix) the type and amount of permitted investments.

The losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's U.S. operating subsidiaries. (See "Regulatory Actions," "Risk-Based Capital Requirements," and "RISK FACTORS").

Regulatory  Actions
On June 6, 2001, IGF sold substantially all of its crop insurance assets to Acceptance. On June 24, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a consent order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off. The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

-    Sell  or  encumber  any  of  its  assets,  property,  or business in force;
- Disburse funds, except to pay direct unaffiliated policyholder claims and normal operating expenses in the ordinary course of business (which does not include payments to affiliates except for the reimbursement of costs for running IGF by the Company, and does not include payments in excess of $10,000);
- Lend its funds or make investments, except in specified types of investments;
- Incur debts or obligations, except in the ordinary course of business to unaffiliated parties;
-    Merge  or  consolidate  with  another  company;
-    Enter  into  new,  or  amend  existing,  reinsurance  agreements;
- Complete, enter into or amend any transaction or arrangement with an affiliate, and
-    Disburse  funds  or  assets  to  any  affiliate.

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

Pafco's inability or failure to comply with any of the above conditions could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. Restrictions on premium writings result in lower premium volume. Management fees payable to Superior Group are based on gross written premium; therefore, lower premium volume results in reduced management fees paid by Pafco to Superior Group.

In March 2000, Pafco agreed with the Iowa Department of Insurance ("IADOI") that it will not write any new non-standard business in Iowa, until such time as Pafco has reduced its overall non-standard automobile policy counts in the state or:

-    Has  increased  surplus;  or
- Has achieved a net written premium to surplus ratio of less than three to one; or
-    Has  surplus  reasonable  to  its  risk.

Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

Superior and Pafco provide monthly financial information to the departments of insurance in certain states in which they write business at the states' request.

On July 7, 2000, the FDOI issued a notice of its intent to issue an order (the "Notice") which principally addressed certain policy and finance fee payments by Superior to Superior Group. A formal administrative hearing to review the Notice and a determination that the order contemplated by the Notice not be issued was held in February 2001. The administrative law judge entered a recommended order on June 1, 2001 that was acceptable to the Company. On August 30, 2001, the FDOI rejected the recommended order and issued its final order which the Company believes improperly characterized billing and policy fees paid by Superior to Superior Group. On September 28, 2001, Superior filed an appeal of the final order to the Florida District Court of Appeal. On March 4, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida seeking court enforcement of the FDOI's final order. Superior filed a motion with the FDOI for stay of the FDOI's final order. Superior also filed a motion for stay with the District Court of Appeal, which was denied pending a ruling from the FDOI. On April 5, 2002 the FDOI granted a stay of the final order that was conditional upon the cessation of the payment of billing fees by Superior to Superior Group and the posting of a $15 million appeal bond. Superior did not agree to the conditions imposed by the FDOI's conditional stay. On May 6, 2002 Superior filed a motion with the District Court of Appeal seeking a stay of the final order pending Superior's appeal or, in the alternative, a consolidation of the FDOI's enforcement action with the pending appeal. On June 19, 2002, the District Court of Appeal entered an order which struck the FDOI's conditional requirement for the stay that Superior post a $15 million appeal bond. However, the order denied Superior's request to consolidate the appeal with the enforcement action. On September 26, 2002, the District Court of Appeal affirmed the final order of the FDOI. On October 31, 2002 the Circuit Court entered a final order which granted the FDOI's petition for enforcement of the FDOI's final order and which requires Superior to comply with the FDOI final order.

In accordance with the FDOI's final order, Superior ceased payment of finance and service fees as of October 1, 2002 and has requested repayment from Superior Group of $15 million of finance and service fees paid from 1997 through 1999 and additional finance and service fees paid thereafter in the approximate amount of $20 million. Without the payment of finance and service fee income to Superior Group or an amendment to the management agreement or reallocation of operational responsibilities, Superior Group could not operate profitably. Accordingly, on October 1, 2002, Superior Group discontinued the provision of certain claims services to Superior. Superior provided a number of proposals to the FDOI in an effort to establish an acceptable repayment plan in accordance with the final order. None of the proposals were acceptable to the FDOI.

On March 21, 2003 the FDOI filed a Motion for Enforcement of Final Order Granting Petition to Enforce Agency Action in the Circuit Court which seeks to hold Superior in contempt for failing to obtain the immediate repayment of approximately $15 million from Superior Group. Superior Group presently does not have the ability to make a $15 million repayment, and Superior believes that this petition seeks to fashion a remedy not intended by the Circuit Court's November 1, 2002 order and contravenes the spirit of numerous discussion between the FDOI and Superior to resolve the issues during the pendency of Superior's appeal to the District Court of Appeal and the original enforcement action. Superior intends to vigorously defend the recent action brought by the FDOI.

On September 10, 2002, the FDOI filed a petition in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida for an order to show cause and notice of automatic stay which sought the appointment of a receiver for the purpose of rehabilitation of Superior. The court entered an order to show cause, temporary injunction and notice of automatic stay on September 13, 2002 and a hearing was held on October 24, 2002. On November 1, 2002, the court entered an order that denied the FDOI's petition for appointment of a receiver. On November 8, 2002, the FDOI filed a motion for rehearing, which was denied on December 17, 2002.

On November 20, 2002, the FDOI issued a notice and order to show cause which seeks to suspend or revoke Superior's certificate of authority principally based upon allegations that Superior did not comply with the FDOI's August 30, 2001 final order during the pendency of the appeal of the order to the District Court of Appeal. Superior believes that it has fully and timely complied with the final order and that the action brought by the FDOI is barred by res judicata. A formal administrative hearing to review the notice and a determination that the order or administrative action contemplated by the notice not be issued was held in May 2003. The administrative law judge has not yet issued a recommended order, which the FDOI may accept or reject.

On March 21, 2003, the FDOI filed a Motion for Enforcement of Final Order Granting Petition to Enforce Agency Action in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida which seeks to hold Superior in contempt for failure to comply with the FDOI's final order during the pendency of Superior's appeal to the Florida District Court of Appeal. On May 7, 2003 a hearing was held on the Motion for Enforcement and an order has not yet been issued.

On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its risk based capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. On October 11, 2002, the Virginia Commission filed an administrative Rule to Show Cause. A hearing was scheduled for November 18, 2002 to determine whether Superior's license to transact insurance business in Virginia should be suspended. Because of Superior's improved financial condition, the Virginia
Commission continued the hearing indefinitely. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 13.1% and 14.5% of the total gross written premiums of SIG in 2001 and in 2002, respectively.

Insurance  Holding  Company  Regulation
The Company also is subject to laws governing insurance holding companies in Florida and Indiana, the domiciliary states of its insurance company subsidiaries. These laws, among other things, (i) require SIG to file periodic information with state regulatory authorities including information concerning its capital structure, ownership, financial condition and general business operations; (ii) regulate certain transactions between SIG, its affiliates and IGF, Pafco, Superior, Superior American and Superior Guaranty (the Insurers), including the amount of dividends and other distributions and the terms of surplus notes; and (iii) restrict the ability of any one person to acquire certain levels of SIG's voting securities without prior regulatory approval.

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

Dividend payments by the Company's U.S. insurance subsidiaries are subject to restrictions and limitations under applicable law, and under those laws an insurance subsidiary may not pay dividends without prior notice to, or approval by, the subsidiary's domiciliary insurance regulator. As a result of regulatory actions taken by the IDOI with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI (see "Regulatory Actions" above). Further, payment of dividends may be constrained by business and regulatory considerations, and state insurance laws and regulations require that the statutory surplus of an insurance company following any dividend or distribution by such company be reasonable in relation to its outstanding liabilities and adequate for its financial needs. Accordingly, there can be no assurance that the IDOI or the FDOI would permit any of the Company's U.S. insurance subsidiaries to pay dividends at this time or in the future (see "RISK FACTORS").

While the non-insurance company subsidiaries are not subject directly to the dividend and other distribution limitations, insurance holding company regulations govern the amount which a subsidiary within the holding company system may charge any of the Insurers for services (e.g., management fees and commissions). These regulations may affect the amount of management fees which may be paid by Pafco and Superior to Superior Group. The management agreement between SIG and Pafco was assigned to Superior Group and provides for an annual management fee equal to 15% of gross premiums. A similar management agreement with a management fee of 17% of gross premiums was entered into between Superior and Superior Group. There can be no assurance that either the IDOI or the FDOI will not in the future require a reduction in these management fees. In addition, neither Pafco nor IGF may engage in any transaction with an affiliate, including the Company, without the prior approval of the IDOI (see "Regulatory Actions" above).

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

Risk-Based  Capital  Requirements
In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement risk-based capital ("RBC") requirements for property and casualty insurance companies designed to assess minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations, Indiana and Florida have substantially adopted the NAIC model law and Indiana directly, and Florida indirectly, have adopted the NAIC model Formula. The RBC formula for property and casualty insurers: (i ) underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; (iii) declines in asset values arising from investment risks; (iv) off-balance sheet risk arising from adverse experience from non-controlled asset, guarantees for affiliates, contingent liabilities and reserve and premium growth. Pursuant to the model law, insurers having less statutory surplus that that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC model law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC decreases. The first level, the Company Action Level (as defined by the NAIC), requires and insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The Regulatory action level re quires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform and examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The Authorized Control Level gives the relevant insurance commissioner the option either to take the aforementioned actions or to rehabilitate or liquidate the insurer if surplus falls below 70% of the RBC amount.

At the time of filing of the unaudited annual statutory financial statements of the Company's U.S. insurance subsidiaries with the FDOI and the IDOI for the year ended December 31, 2002, the RBC calculations for Pafco and Superior were in excess of 200% of the RBC amount, a level which required no corrective action. The RBC calculation for IGF as of December 31, 2002 was in excess of 100% of the RBC amount, which was above the authorized control level.

In May 2003, pursuant to a reserve analysis completed by the consulting actuary engaged by BDO Seidman, LLP, the Company's and SIG's independent auditor, the loss and LAE reserves of Superior and Pafco were increased as of December 31, 2002. These reserve adjustments, along with resulting adjustments to the permitted carrying values of certain assets of Superior, investments in Superior American and Superior Guaranty, were recorded in the 2002 audited statutory financial statement filed for Superior with the FDOI. Based on the adjusted audited statutory financial statements, the surplus for Superior fell below 70% of the RBC amount and the surplus level for Pafco was above 150% of the RBC amount as of December 31, 2002. As a result, there may be additional regulatory actions taken by the insurance regulators in states in which the companies write business.

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

Based on the December 31, 2002 statutory financials filed with the NAIC, Pafco had values outside of the acceptable ranges for five IRIS tests. These included the two-year overall operating ratio, the investment yield ratio, the change in surplus ratio, the liabilities and liquid assets ratio, and the estimated current reserve deficiency to policyholders' surplus ratio.

Based on the December 31, 2002 statutory financials filed with the NAIC, Superior had values outside of the acceptable ranges for six IRIS tests. These included the surplus aid to policyholders' surplus ratio, the two-year overall operating ratio, the change in surplus ratio, the liabilities to liquid assets ratio, the one-year reserve development to policyholders' surplus ratio, and the two-year reserve development to policyholders' surplus ratio.

As of December 31, 2002, IGF had values outside of the acceptable ranges for five IRIS tests. These included the change in net writings ratio, the two-year overall operating ratio, the change in surplus ratio, the liabilities to liquid assets ratio, and the agent's balances to policyholders' surplus ratio.

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

It is not possible to predict the future consequences of changes in state and federal regulation on the Company's operations and there can be no assurance that laws and regulations enacted in the future will not be more restrictive than existing laws.

Employees
At March 1, 2003, the Company and its subsidiaries employed approximately 233 full and part-time employees. None of the Company's employees is represented by either unions or collective bargaining agreements. The Company believes that relations with its employees are excellent.

RISK  FACTORS
The following factors, in addition to the other information contained in this report, should be considered in evaluating the Company and its prospects.

The  Financial  Condition  of  the  Company  Has  Continued  to  Decline
The Company reported losses from continuing operations of $(29,745,000), $(31,937,000) and $(63,224,000) for 2002, 2001 and 2000, respectively. Results from continuing operations before the effects of income taxes, minority interest and amortization expense were losses of $(21,589,000), $(20,188,000) and $(18,387,000) for 2002, 2001 and 2000 respectively. Further, the deficit in shareholder's equity increased from $(89,146,000) at December 31, 2001 to $(90,752,000) at December 31, 2002. There can be no assurance that the Company can continue in business if these operating losses continue.

SIG's  Accountants  Have  Issued  Going  Concern  Opinions
SIG's accountants have issued reports on their audits of the Consolidated Financial Statements of SIG as of December 31, 2002 and 2001 which express doubt as to SIG's ability to continue as a going concern given the recurring operating losses experienced by SIG over the past several years and SIG's net capital deficiency.

Regulatory  Actions  May  Affect  the  Company's  Future  Operations
The Company's U.S. insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the U.S. insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's U.S. insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators. (See "Regulatory Actions" and "Risk-Based Capital Requirements"). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

The  Company  is  Subject  to  a  Number  of  Pending  Legal  Proceedings
As discussed elsewhere in this report, the Company and/or its subsidiaries are involved in a number of pending civil legal proceedings (see "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management, and they are costly to defend.

The Terms of the Trust Preferred Securities May Restrict SIG's Ability to Act SIG has issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities ("Preferred Securities"). The Preferred Securities have a term of 30 years with annual interest at 9.5% paid semi-annually. The obligations of the Preferred Securities were expected to be funded from SIG's nonstandard automobile insurance management company. SIG elected to defer the semi-annual interest payments due in February and August 2000, 2001 and 2002 and the payment due in February 2003 and may continue to defer such payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (if all payments due in 2003 and 2004 are deferred) approximating $84 million will become due and payable in February 2005. Although there is no present default under the indenture that would accelerate the payment of the Preferred Securities, the indenture contains a number of covenants that may restrict SIG's ability to act in the future. These covenants include restrictions on SIG's ability to incur or guarantee debt, make payment to affiliates, repurchase its common stock, pay dividends on common stock or increase its level of certain investments other than investment-grade, fixed-income securities. There can be no assurance that compliance with these restrictions and other provisions of the indenture for the Preferred Securities will not adversely affect the cash flow of SIG and the Company.

SIG May Not Be Able to Satisfy Its Obligations to the Holders of the Trust Preferred Securities
SIG may continue to defer the semi-annual interest payments on the Preferred Securities for up to an aggregate of five (5) years as permitted by the indenture for the Preferred Securities. All of the deferred interest
(approximately $84 million, if all payments due in 2003 and 2004 are deferred) will become due and payable in February 2005. SIG relies on the payment of finance and service fees by its subsidiaries to fund its operations, including its payment of interest on the Preferred Securities. Certain state regulators, including the FDOI, have issued orders prohibiting SIG's subsidiaries from paying such fees to SIG. In the event such orders continue, SIG may not have sufficient revenue to fund its operations or to pay the deferred interest on the Preferred Securities. Such failure to pay could result in a default under the indenture and acceleration of the payment of the Preferred Securities.

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

The number of competitors and the similarity of products offered, as well as regulatory constraints, limit the ability of property and casualty insurers to increase prices in response to declines in profitability. In states that require prior approval of rates, it may be more difficult for SIG's insurance subsidiaries to achieve premium rates that are commensurate with its underwriting experience with respect to risks located in those states.
Accordingly, there can be no assurance that these rates will be sufficient to produce an underwriting profit.

The reported profits and losses of a property and casualty insurance company are also determined, in part, by the establishment of, and adjustments to, reserves reflecting estimates made by management as to the amount of losses and LAE that will ultimately be incurred in the settlement of claims. The ultimate liability of the insurer for all losses and LAE reserved at any given time will likely be greater or less than these estimates, and material differences in the estimates may have a material adverse effect on the insurer's financial position or results of operations in future periods.

Uncertainty Associated with Estimating Reserves for Unpaid losses and LAE The reserves for unpaid losses and LAE established by the Company's insurance subsidiaries are estimates of amounts needed to pay reported and unreported claims and related LAE based on facts and circumstances then known. These reserves are based on estimates of trends in claims severity, judicial theories of liability and other factors.

Although the nature of the Company's U.S. nonstandard automobile insurance business is primarily short-tail, the establishment of adequate reserves is an inherently uncertain process, provides no assurance that the ultimate liability will not materially exceed the Company's reserves for losses and LAE and have a material adverse effect on the Company's results of operations and financial condition. Due to the inherent uncertainty of estimating these amounts, it has been necessary, and may over time continue to be necessary, to revise estimates of the Company's reserves for losses and LAE. The historical development of reserves for losses and LAE may not necessarily reflect future trends in the development of these amounts. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies based on historical information.

Nature  of  Nonstandard  Automobile  Insurance  Business
The nonstandard automobile insurance business is affected by many factors that can cause fluctuation in the results of operations of this business. Many of these factors are not subject to the control of the Company or its subsidiaries.

The size of the nonstandard market can be significantly affected by, among other factors, the underwriting capacity and underwriting criteria of standard automobile insurance carriers. In addition, an economic downturn in the states in which SIG writes business could result in fewer new car sales and reduced demand for automobile insurance. These factors, together with competitive pricing and other considerations, could result in fluctuations in SIG's underwriting results.

Highly  Competitive  Business
Nonstandard automobile insurance is a highly competitive business. Many of the Company's competitors have substantially greater financial resources than the Company and there can be no assurance that the Company will be able to compete effectively against such competitors in the future.

The Company competes with both large national writers and smaller regional companies. These competitors include companies which, like the Company, serve the independent agency market and companies that sell insurance directly to consumers. Direct writers may have certain competitive advantages over agency writers, including increased name recognition, loyalty of the customer base to the insurer, and potentially reduced acquisition costs. In addition, certain competitors of the Company have from time to time decreased their prices in an apparent attempt to gain market share. Also, in certain states, assigned risk plans may provide nonstandard automobile insurance products at a lower price than private insurers. In addition, because the Company's nonstandard automobile insurance products are only marketed through independent insurance agencies which represent more than one insurance company, the Company faces competition within each agency.

Reliance  on  Independent  Insurance  Agents
The NAG market and sell their insurance products through independent, non-exclusive insurance agents and brokers. The agents and brokers also sell competitors' insurance products. The NAG' business depends, in part, on the marketing efforts of those agents and brokers and the NAG must offer insurance products that meet the requirements of their customers. If those agents and brokers fail to market the NAG' products successfully, the NAG' business may be adversely affected.

Reliance  upon  reinsurance
In order to reduce risk and to increase underwriting capacity, the Nonstandard Auto Group purchases reinsurance. Reinsurance does not relieve the Nonstandard Auto Group of liability to the insureds for the risks ceded to reinsurers. As such, the Nonstandard Auto Group is subject to credit risk with respect to the risks ceded to reinsurers. Although the Nonstandard Auto Group places reinsurance with reinsurers that it generally believes to be financially stable, a significant reinsurer's insolvency or inability to make payments under the terms of a reinsurance treaty could have a material adverse effect on SIG's, and the Company's, financial condition or results of operations.

The amount and cost of reinsurance available to companies specializing in property and casualty insurance is subject, in large part, to prevailing market conditions beyond the control of such companies. The Nonstandard Auto Group's ability to provide insurance at competitive premium rates and coverage limits on a continuing basis depends upon their ability to obtain adequate reinsurance in amounts, and at rates, that will not adversely affect their competitive position.

Due to continuing market uncertainties regarding reinsurance capacity, no assurances can be given as to the Nonstandard Auto Group's ability to maintain current reinsurance facilities, which generally are subject to annual renewal.
If the Nonstandard Auto Group is unable to renew such facilities upon their expiration and is unwilling to bear the associated increase in net exposures, it may need to reduce its levels of underwriting commitments.

ITEM  2  -  PROPERTIES
The Company's headquarters is located at 2 Eva Road, Suite 200, Etobicoke, Ontario, Canada in leased space.

The Company's U.S. offices are located at 4720 Kingsway Drive, Indianapolis, Indiana in office space subleased from Superior Group. SIG's headquarters are located at 4720 Kingsway Drive, Indianapolis, Indiana in a building that is owned 100% by Pafco with no encumbrances. Superior Group leases office space at 4720 Kingsway Drive, Indianapolis, Indiana from Pafco. The building is an 80,000 square foot multilevel structure; approximately 50% of which is utilized by the Company and certain of its subsidiaries. The remaining space is leased to third parties at a price of approximately $10 per square foot. All corporate administration, accounting and management functions are contained at this location.

Superior's operations are conducted at leased facilities in Atlanta, Georgia; Anaheim, California; and Tampa and West Palm Beach, Florida. Under a lease term that extends through 2003, Superior leases an office at 280 Interstate North Circle, N.W., and Suite 500, Atlanta, Georgia. Superior leases an office located at 5483 West Waters Avenue, Suite 1200, Tampa, Florida for a lease term extending through December 2007. Superior occupies a leased office located at 1745 West Orangewood, Anaheim, California for a lease term extending through May 2006. Superior occupies a leased office at 4500 PGA Blvd., Suite 304A, West Palm Beach, Florida for a lease term extending through September 2007.

Claims activities are conducted in Atlanta, Indianapolis, Tampa and Anaheim. Underwriting, customer service, and accounting and administration activities are conducted in Indianapolis.

SIGF is located at 2300 Glades Road, Suite 135E, Boca Raton, Florida in leased space.

The Company considers all of its properties suitable and adequate for its current operations.

ITEM  3  -  LEGAL  PROCEEDINGS
Superior Guaranty is a defendant in a case filed on November 26, 1996, in the Circuit Court for Lee County, Florida entitled Raed Awad v. Superior Guaranty Insurance Company, et al., Case No. 96-9151 CA LG. The case purported to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The plaintiffs alleged that the defendant charged premium finance service charges in violation of Florida law. The parties have reached a class settlement which has been approved by the court that is not expected to be material to Superior Guaranty.

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

Approximately $29 million was paid through December 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. The plaintiff's amended their complaint four times during 2002. A demurrer to the fourth amended complaint was filed by MSI and a motion to strike was filed by IGF, which were denied. IGF filed a motion for summary judgment to dismiss the claims in the plaintiff's fourth amended complaint on the basis that releases previously executed by the plaintiffs are binding. The court granted the motion for summary judgment. The cross claims between the selling brokers and MSI and IGF remain pending. The trial is scheduled to begin in August 2003.

Superior Guaranty is a defendant in a case filed on October 8, 1999, in the Circuit Court for Manatee County, Florida entitled Patricia Simmons v. Superior Guaranty Insurance Company, Case No. 1999 CA-4635. The case purports to be brought on behalf of a class consisting of purchasers of insurance from Superior Guaranty. The Plaintiffs alleged that the defendant charged interest in violation of Florida law. The parties have settled the case in an amount that is not material to the Company's financial condition.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of the Company or of SIG, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or SIG's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. As previously reported in the Company's September 30, 2002 Form 10-Q, the Company, SIG and the individual defendants entered into an agreement with the plaintiffs for settlement. The settlement is subject to certain terms and conditions and court approval.

As previously reported, SIG and two of its subsidiaries, IGFH and IGF, were parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of the Company, IGFH, IGF and CNA under the SAA are the subject of an action filed on June 4, 2001 and pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against SIG, Granite Re, Pafco, Superior and certain members of the Symons family. Discovery is proceeding. Although the Company continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by the Company or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against the Company and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations.

Superior was a defendant in a case filed on May 8, 2001 in the United States District Court Southern District of Florida entitled The Chiropractic Centre, Inc. v. Superior Insurance Company, Case No. 01-6782. The case purported to be brought on behalf of a class consisting of healthcare providers improperly paid discounted rates on services to patients based upon a preferred provider contract with a third party. The plaintiff alleged that Superior breached a third party beneficiary contract, committed fraud and engaged in racketeering activity in violation of federal and Florida law by obtaining discounted rates offered by a third party with whom the plaintiff contracted directly. On September 30, 2002, the court issued an administrative order which dismissed the case. The court's order administratively closing the case could be temporary or permanent. Superior believes that the allegations of wrongdoing as alleged in the complaint were without merit and in the event the order is temporary, Superior intends to vigorously defend the claims brought against it.

IGF is a defendant in a case filed on December 31, 2002 in the Circuit Court of Greene County, Missouri entitled Kevin L. Stevens v. Wilkerson Insurers, et al., Case No. 102CC5135. Other parties named as defendants are the Company, SIGF, Granite Re, Superior Group Management, Superior, Superior American, Superior Guaranty, Pafco and three individuals who were or are officers or directors of the Company. These defendants have filed motions to dismiss for lack of personal jurisdiction which are pending. The case purports to be brought on behalf of an IGF insured seeking to recover alleged damages based on allegations of bad faith, negligent claims handling and breach of fiduciary duties with respect to a claim which arose from an accident caused by the IGF insured. IGF believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See footnote 15 ("Commitment and Contingencies") and footnote 14 ("Regulatory Matters") to the Company's consolidated financial statements in Part I of this report, incorporated herein by reference, for additional legal matters. The Company and its subsidiaries are named as defendants in various other lawsuits relating to their business and arising in the ordinary course of business. Legal actions arise from claims made under insurance policies issued by the Company's subsidiaries. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimate costs of litigation. The Company believes that the ultimate disposition of these lawsuits will not materially affect its operations or financial position.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
None.

                                     PART II


ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS
Information regarding the trading market for the Company's common stock, the range of selling prices for each quarterly period since January 1, 2000, and the approximate number of holders of common stock as of December 31, 2002 and other matters is included under the caption "Market and Dividend Information" on page 43 of the 2002 Annual Report, included as Exhibit 13, which information is incorporated herein by reference.

The following table sets forth certain information as of December 31, 2002 regarding securities of the Registrant authorized for issuance under the Company's equity compensation plans. As of December 31, 2002, all of the Company's equity compensation plans were approved by the Company's shareholders.

                                                                               Number of securities
                                                                             remaining available for
                                Number of securities     Weighted-average     future issuance under
                                  to be issued upon     exercise price of   equity compensation plans
                                     exercise of           outstanding        (excluding securities
Plan category                    outstanding options         options         reflected in column (a))
-----------------------------  -----------------------  ------------------  --------------------------
Equity compensation plans
 approved by shareholders . .                  428,750  $             0.85                     442,250
Equity compensation plans not
 approved by shareholders . .                       --                  --                          --
Total . . . . . . . . . . . .                  428,750  $             0.85                     442,250

he Company's Share Option Plan provides it with the authority to grant nonqualified stock options and incentive stock options to officers and key employees of the Company and its subsidiaries and nonqualified stock options to non-employee directors of the Company. Options have been granted at an exercise price equal to the fair market value of the Company's stock at date of grant. The outstanding stock options vest and become exercisable at varying terms ranging from immediate vesting to equal installments over terms up to 5 years.

ITEM  6  -  SELECTED  FINANCIAL  DATA
The data included on page 4 of the 2002 Annual Report, included as Exhibit 13, under "Selected Financial Data" is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2002 Annual Report on pages 5 through 14 included as Exhibit 13 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The discussion entitled "Quantitative and Qualitative Disclosures About Market Risk" included in the 2002 Annual Report on pages 12 through 13 included as
Exhibit  13  is  incorporated  herein  by  reference.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
The  consolidated  financial  statements  in  the 2002 Annual Report included as
Exhibit 13, and listed in Item 15 of this Report, are incorporated herein by reference.

ITEM 9- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
DIRECTORS  OF  THE  REGISTRANT
The following table sets forth certain information regarding current directors of the Company:

     NAME     AGE          DIRECTOR     SINCE
     Ron  L.  Foxcroft       57          2001
     John  K.  McKeating     67          1995
     J.  Ross  Schofield     62          1992
     David  B.  Shapira      56          1989
     Douglas  H.  Symons     51          1989
     G.  Gordon  Symons      81          1986
     Robert  C.  Whiting     71          2002

Dr. Ron L. Foxcroft is the Chairman and Founder of Fox 40 International, Inc., a manufacturing and distribution company and Chairman of Hamilton Terminals Inc. Dr. Foxcroft was named by Profit Magazine as Entrepreneur of the Decade. Dr. Foxcroft received an honourary Doctor of Law Degree from McMaster University in Canada and was the recipient of the Award of Merit from B'Nai Brith Canada.

John K. McKeating is the retired former President of Vision 2120, Inc., an optometry company

J. Ross Schofield is the Chairman of Hargraft Schofield Ltd., an insurance brokerage company.

David B. Shapira is the President, Medbers Limited, an investment holding company

Douglas H. Symons served as the Company's Chief Operating Officer from July 1996 until he became its Chief Executive Officer in November 1999. Mr. Symons also served as Chief Executive Officer of the Company from 1989 until July 1996. Mr. Symons has been a director of Goran since 1989 and served as Goran's Chief Operating Officer and Vice President from 1989 until May 31, 2002 when he became Chief Executive Officer and President. Mr. Symons is the son of G. Gordon Symons.

G. Gordon Symons has been Chairman of the Board of Directors of the Company since its formation in 1987. Mr. Symons founded the predecessor to Goran, the 73.8% shareholder of the Company, in 1964 and has served as the Chairman of the Board of Goran since its formation in 1986. Mr. Symons also served as the President of Goran until 1992 and the Chief Executive Officer of Goran until 1994. Mr. Symons currently serves as a director of Symons International Group Ltd. ("SIGL"), a Canadian corporation controlled by him, which together with members of the Symons family, controls Goran. Mr. Symons also serves as Chairman of the Board of Directors of all of the subsidiaries of Goran. Mr. Symons is the father of Douglas H. Symons.

Robert C. Whiting is the President of Prime Advisors Ltd., a Bermuda based insurance consulting firm. From its inception until June 1994, Mr. Whiting served as President and Chairman of the Board of Jardine Pinehurst Management Co., Ltd., a Bermuda based insurance management and brokerage firm.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  ACT  OF  1934
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, as well as persons who own more than 10% of the outstanding common shares of the Company, to file reports of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish the Company with copies of all Section
16(a) forms they file. Based solely on its review of copies of such forms received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that during 2002, all filing requirements applicable to its officers, directors and greater than 10% shareholders were met with the exception of a Form 4 for the acquisition of shares of the Company.

EXECUTIVE  OFFICERS
Presented below is certain information regarding the executive officer of the Company who is not also a director. His age and positions with the Company are as follows:

     NAME                   AGE          POSITION

     John  G. Pendl          42          Vice President, Chief Financial Officer
                                         and  Treasurer

Mr. Pendl has served as Vice President, Chief Financial Officer and Treasurer since October 2002. From 1998 to September 2002, Mr. Pendl served as M&A Analyst and Divisional Controller for Collision Team of America, Inc., a subsidiary of Ford Motor Company. Mr. Pendl also held various corporate financial positions between 1991 and 1998, primarily with The Corange Group. Finally, Mr. Pendl served as a tax consultant with the firm of Price Waterhouse from 1984 through 1990. Mr. Pendl holds an MBA degree from Indiana University and is a Certified Public Accountant in the State of Indiana.

ITEM  11  -  EXECUTIVE  COMPENSATION
The following table shows the cash compensation paid by the Company or any of its subsidiaries and other compensation paid during the last three calendar years to the Company's Chief Executive Officer during 2002 and the Company's four other most highly paid executive officers during 2002 (the "named executive officers").

SUMMARY  COMPENSATION  TABLE

                                                   Annual Compensation     Long-Term
                                                                            Awards
-------------------------------------------------------------------------------------
                                                        Securities
Name and Principal                                       Underlying   All Other
 Position                 Year       Salary     Bonus    OptionsC     Compensation
---------------------  ----------  ----------  --------  --------  ------------------
G. Gordon Symons, . .        2002  $        0  $      0         0  $         400,613R
Chairman of the Board        2001  $        0  $      0   250,000  $         448,672D
                             2000  $        0  $      0         0  $         403,638O
                       ----------  ----------  --------  --------  ------------------
Alan G. Symons,S. . .        2002  $        0  $      0         0  $         464,119Q
CEO and President . .        2001  $        0  $      0   200,000  $         400,000H
                             2000  $        0  $      0         0  $         401,638G
                       ----------  ----------  --------  --------  ------------------
Douglas H. Symons,. .        2002  $  461,463  $250,368I        0  $          17,526E
CEO and President . .        2001  $  375,000  $      0    60,000  $           1,651N
                             2000  $  375,000  $      0         0  $          45,846F
                       ----------  ----------  --------  --------  ------------------
John G. PendlJ. . . .        2002  $   72,361  $      0     1,000  $           1,981E
Vice President, CFO .        2001  $   14,807  $      0         0  $                0
---------------------  ----------  ----------  --------  --------  ------------------
Gene S. YerantK . . .        2002  $  235,105  $      0         0  $         262,371P
President, Superior .        2001  $  500,000  $    912         0  $          11,223M
Insurance Group, Inc.        2000  $  500,000  $250,000   100,000  $          21,635L
---------------------  ----------  ----------  --------   -------    ----------------

Note  A     Salary,  bonus and other compensation are stated in U.S. dollars as the majority of payments are actually made in
            U.S.  dollars.
Note  B     Aggregate amounts are not greater than the lesser of $50,000 and 10% of the total of the annual salary and bonus.
Note  C     No  stock  appreciation  rights, restricted shares, or restricted share units were granted during any of the past three  completed  fiscal  years.  Amounts  reflect  stock  options  granted  during  2000,  2001  and  2002.
Note  D     Includes  $400,000  paid by a subsidiary of the Corporation, Granite Reinsurance Company Ltd., a Barbados company
            ("Granite  Re"),  to  companies  owned  by Mr. G. Gordon Symons and $48,672 of other compensation paid by the
            Corporation and  Granite  Re.
Note  E     Includes  $1,981  of health and life insurance premiums and $15,545 of medical expense reimbursement paid by SIG.
Note  F     Includes  $43,510  of  accrued  vacation  and  $2,336  of  health  and  life  insurance  premiums  paid  by  SIG.
Note  G     Includes a consulting fee paid to SIG Capital Fund, Ltd. of $400,000 and health insurance premiums of $1,638 paid by  SIG.
Note  H     Consulting  fee  of  $400,000  paid  to  SIG  Capital  Fund,  Ltd.
Note  I     Includes  $25,368  paid  by  SIG.
Note  J     Mr.  Pendl  joined  the  Corporation  on  October  8,  2001.
Note  K     Mr.  Yerant  joined  the  Corporation  on  January  10,  2000.  Mr.  Yerant's employment terminated May 20, 2002.
Note  L     Includes  $19,067  of  relocation  expenses  and  $2,568  of  health  and  life  insurance  premiums paid by SIG.
Note  M     Includes  $1,990  of  health  and  life  insurance  premiums  paid  by  SIG.
Note  N     Health  and  life  insurance  premiums  paid  by  SIG.
Note  O     Includes  consulting  fee of $400,000 paid by Granite Re and $1,638 of health and life insurance premiums paid by
            SIG.
Note  P     Includes  a  severance  payment  of  $250,000  and  $12,371  of  insurance  premiums.
Note  Q     Includes  consulting  fee  of $182,051 paid to SIG Capital Fund, Ltd. and  $282,068 paid pursuant to a consulting agreement  effective  May  31,  2002  between  the  Corporation,  Granite  and  AGS  Capital  Ltd.
Note  R     Includes  consulting  fee  of $400,000 paid by Granite Re and  $613 of health and life insurance premiums paid by
            SIG.
Note  S     Alan  G.  Symons  retired  on  May  31,  2002.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR
The following table shows grants of options made during the fiscal year ended December 31, 2002 to each of the named executive officers:

                                  Individual Grants                                     Grant Date Value
                                 -------------------
                      Number of
                      Securities       Percent of total
                      Underlying      options granted to
                       Options       employees in fiscal    Exercise of   Expiration   Grant Date Present
Name                   granted               year           Base Price       date           Value $
-----------------  ----------------  --------------------  -------------  ----------  --------------------
Douglas H. Symons                --                   --              --          --
                   ----------------  --------------------  -------------  ----------
G. Gordon. Symons                --                   --              --          --
                   ----------------  --------------------  -------------  ----------
Alan G. Symons. .                --                   --              --          --
                   ----------------  --------------------  -------------  ----------
John G. Pendl . .             1,000                  3.8%  $   .23 (Cdn)   10/1/2012  $          230 (Cdn)
                   ----------------  --------------------  -------------  ----------  --------------------
Gene S. Yerant. .                --                   --              --          --                    --
-----------------  ----------------  --------------------  -------------  ----------  --------------------

OPTION  EXERCISES  AND  YEAR-END  VALUES
The following table shows unexercised stock options held by the Company's named executive officers at December 31, 2002. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options. The closing TSX stock price as of December 31, 2002 was $.60 (Cdn), which was lower than the option exercise prices; therefore, there were no unexercised in-the-money options. There were no exercises of stock options by the named executive officers during 2002.





                    VALUE OF
                     COMMON     NUMBER OF UNEXERCISED    UNEXERCISED IN THE
                     SHARES       OPTIONS AT FY END      MONEY OPTIONS ($)
                   ACQUIRED ON        AGGREGATE        EXERCISABLE/UNEXERCIS    EXERCISABLE/
NAME                EXERCISE       VALUE REALIZED               ABLE           UNEXERCISABLE1
-----------------  -----------  ---------------------  ----------------------  --------------

G. Gordon Symons.            0                      0               250,000/0             0/0
                   -----------  ---------------------  ----------------------  --------------
Alan G. Symons. .            0                      0                   0/0 2             0/0
                   -----------  ---------------------  ----------------------  --------------
Douglas H. Symons            0                      0                60,000/0             0/0
                   -----------  ---------------------  ----------------------  --------------
John G. Pendl . .            0                      0                 0/1,000             0/0
                   -----------  ---------------------  ----------------------  --------------
Gene S. Yerant. .            0                      0                   0/0 3             0/0
-----------------  -----------  ---------------------  ----------------------  --------------

1     Based  on  the  TSX  closing  price  as  of  December  31,  2002  of  $.60  (Cdn.).
2     Alan  G.  Symons  forfeited  his  options  upon  retirement.
3     Mr.  Yerant  forfeited  his  options  upon  termination  of  employment.

LONG  TERM  INCENTIVE  PLAN  AWARDS  IN  2002
There were no long-term incentive plan awards to the Company's named executive officers in 2002.

REPORT  ON  EXECUTIVE  COMPENSATION
The Corporation's Executive Compensation Policy (the "Policy") considers an individual's experience, market conditions (including industry surveys), individual performance and the overall financial performance of the Corporation. The Corporation's total compensation program for officers includes base salaries, bonuses and the grant of stock options pursuant to the Option Plan. The Corporation's primary objective is to achieve above-average performance by providing the opportunity to earn above-average total compensation (base salary, bonus, and value derived from stock options) for above-average performance. Each element of total compensation is designed to work in concert. The total program is designed to attract, motivate, reward and retain the management talent required to serve shareholder, customer and employee interests. The Corporation believes that this program also motivates the Corporation's officers to acquire and retain appropriate levels of share ownership. It is the opinion of the Compensation Committee that the total compensation earned by the Corporation's officers during 2002 achieves these objectives and is fair and reasonable.

Compensation comprises base salary, annual cash incentive (bonus) opportunities, and long-term incentive opportunities in the form of stock options. Individual performance is determined in relation to short and long-term objectives that are established and maintained on an on-going basis. Performance of these objectives is formally reviewed annually and base salary adjusted as a result. Bonus rewards are provided upon the attainment of corporate financial performance objectives as well as the individual's direct responsibilities and their attainment of budget and other objectives.

The Policy also strives to establish long-term incentives to executive officers by aligning their interests with those of the Corporation's shareholders through award opportunities that can result in the ownership of the Corporation's common shares.

The compensation of Alan G. Symons, Chief Executive Officer of the Corporation until May 31, 2002, was determined pursuant to the arrangement between the Corporation and SIG Capital Fund, Ltd. Under the arrangement, a consulting fee was paid to SIG Capital Fund, Ltd. with respect to the provision of services by Alan G. Symons. Alan G. Symons was not paid a salary by the Corporation. Upon the resignation of Alan G. Symons, Douglas H. Symons was appointed Chief Executive Officer, President and Secretary of the Corporation. The Compensation Committee reviewed and increased the salary of Douglas H. Symons upon his appointment as Chief Executive Officer and President of the Corporation and approved the payment by the Corporation of the annual salary obligations of SIG and the Corporation. The Compensation Committee also approved a retention bonus in 2002 for Douglas H. Symons. During 2002, the board of directors did not grant any additional stock options to the Chief Executive Officer. The board of directors also approved the grant of 26,000 additional stock options to certain officers, directors and employees of the Corporation during 2002.

COMPENSATION  COMMITTEE
Dr.  Ron  Foxcroft,  Chairman
J.  Ross  Schofield
Douglas  H.  Symons

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION
The Company's Compensation Committee consisted of Dr. Ron Foxcroft, J. Ross Schofield and Douglas H. Symons. Neither Dr. Foxcroft nor Mr. Schofield has any interlocks reportable under Item 402(j)(3) of Regulation S-K. Douglas H. Symons has served as a director and executive officer of the Company since 1989.
Douglas H. Symons is also an executive officer of each of the Company's subsidiaries. G. Gordon Symons, Chairman of the Company, is a director of each of the Company's subsidiaries and is empowered to determine the compensation of the executive officers of the Company's subsidiaries. Alan G. Symons was an executive officer and director of the Company and its subsidiaries until May 31, 2002.

COMPENSATION  OF  DIRECTORS
In 2002, the Company's directors received a flat annual fee of $10,000 for each director and a $1,000 fee for each committee meeting attended. In addition, committee chairmen received an additional $1,500 per quarter. During 2002, the Company also paid Robert C. Whiting a $10,000 fee for services as an officer of Granite Reinsurance Company Ltd., a subsidiary of the Company.

EMPLOYMENT  AGREEMENTS
Certain of the Company's officers have entered into employment contracts with the Company or one of its subsidiaries.

Douglas H. Symons, Chief Executive Officer of the Company, is subject to an employment agreement, with such agreement calling for a base salary of not less than $500,000 per year. This agreement became effective on May 31, 2002 and continues in effect for an initial period of two years. Upon the expiration of the initial two-year period, the term of the agreement is automatically extended from year to year thereafter and is cancelable upon six months' notice. This agreement contains customary restrictive covenants respecting confidentiality and non-competition during the term of employment and for a period of two years after the termination of the agreement. In addition to annual salary, Douglas
H. Symons may earn a bonus in an amount ranging from 0 to 100% of base salary. At the discretion of the board, bonus awards may be greater than the amounts indicated if agreed upon financial targets are exceeded. Upon a change of control of the Company or Symons International Group, Inc. and in the event of a non-renewal of Douglas H. Symons' employment agreement, Douglas H. Symons is entitled to a severance amount equal to two years salary. Douglas H. Symons became the Chief Executive Officer and President of the Company on May 31, 2002, and the Company approved the payment of the Company's and Symons International Group, Inc.'s annual salary obligations under the employment agreement effective as of May 31, 2002.

The Company and Granite Reinsurance Company Ltd. have entered into a consulting agreement with AGS Capital Ltd. under which Alan G. Symons, the Chief Executive Officer of the Company until May 31, 2002, provides certain consulting services to the Company and Granite Re. The agreement provides compensation in the amount of $500,000 per year, is for an initial term of one year, and the term of the agreement is automatically extended from year to year thereafter unless terminated upon ninety days' prior notice.

The Company, Symons International Group, Inc. and Granite Reinsurance Company Ltd. have entered into an employment agreement with G. Gordon Symons, Chairman of the Board of the Company, pursuant to which G. Gordon Symons is entitled to receive from Granite Re an annual sum of $150,000. Upon a change of control of the Company or Symons International Group, Inc., G. Gordon Symons is entitled to a payment in the amount of $1,125,000. In the event Granite Re shall fail to pay the annual amount due under the agreement, the Company and Symons International Group, Inc. become jointly and severally liable for such amounts.

The Company, Symons International Group, Inc., Granite Reinsurance Company Ltd., Goran Management Bermuda Ltd. ("Goran Bermuda") and G. Gordon Symons have entered into a consulting agreement pursuant to which Goran Bermuda, an entity controlled by G. Gordon Symons, is entitled to an annual sum of $250,000. Upon a change of control of the Company or Symons International Group, Inc., Goran Bermuda is entitled to a payment in the amount of $1,875,000. In the event
Granite Re shall fail to pay the annual amount due under the agreement, the Company and Symons International Group, Inc. become jointly and severally liable for such amounts.

The Company and Symons International Group, Inc. entered into an employment agreement with David N. Hafling under which he serves as Vice President and Chief Actuary of Symons International Group, Inc. The agreement became effective on October 15, 2001 and continues until December 31, 2004. The agreement is automatically renewed for one year periods thereafter unless earlier terminated upon 60 days advance notice. The agreement provides that Mr. Hafling will receive a base salary of not less than $150,000 annually and an annual bonus of up to $30,000.

The Company and Symons International Group, Inc. entered into an employment agreement with Gregg F. Albacete, Vice President and Chief Information Officer of Symons International Group, Inc. The agreement became effective on January 26, 2000 for an initial term of three years and was automatically renewable for one-year periods thereafter unless sooner terminated. The agreement provided for a base salary of not less than $175,000 annually and an annual bonus of up to $75,000. This agreement terminated on January 31, 2003.

The Company and Symons International Group, Inc. entered into an employment agreement with Gene S. Yerant under which he served as Executive Vice President of the Symons International Group, Inc. and President of Superior Insurance Group, Inc., a subsidiary of the Company. The agreement became effective on January 10, 2000 and was terminated on May 20, 2002. The agreement provided for a base salary of $500,000 annually and a bonus of up to 100% of salary based upon achievement of certain performance objectives. Following the termination of the employment of Gene S. Yerant on May 20, 2002, the Company and Symons International Group, Inc. entered into an agreement with Mr. Yerant which provided for two separation payments of $250,000 each, both of which were paid as of January 31, 2003.

PERFORMANCE  GRAPH
The following performance graph compares the cumulative total shareholder return on the Corporation's common stock with the TSX/S&P Composite Index for the years 1998 through 2002.

                                                [GRAPHIC OMITED]

Notwithstanding anything to the contrary set forth in any of the Corporation's previous filings under the Securities Act of 1993, as amended or the Securities Exchange Act of 1934, as amended, that may incorporate future filings (including this Management Proxy Circular, in whole or in part), the preceding Report on Executive Compensation and the historical Performance Graph shall not be incorporated by reference in any such filings.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table shows, as of April 21, 2003, the number and percentage of shares of common stock of the Company held by each person known to the Company to own beneficially more than five percent of the issued and outstanding common stock of the Company, and the ownership interests of each of the Company's directors and named executive officers, and all directors and executive officers of the Company as a group, in the common stock of the Company and in the common stock of the Company's 73.8% shareholder, Goran. Unless otherwise indicated in a footnote to the following table, each beneficial owner possesses sole voting and investment power with respect to the shares owne

                                       SYMONS INTERNATIONAL GROUP, INC.                       GORAN CAPITAL INC.
                                       --------------------------------                        -------------------
                                                  AMOUNT AND                                  AMOUNT AND
                                                  NATURE OF                                   NATURE OF
                                                  BENEFICIAL                 PERCENT OF       BENEFICIAL  PERCENT OF
NAME                                              OWNERSHIP                     CLASS         OWNERSHIP      CLASS
-------------------------------------  --------------------------------  -------------------  ----------  -----------

G. Gordon Symons1 . . . . . . . . . .                           520,000                 4.8%   2,375,524        42.1%
                                       --------------------------------  -------------------  ----------  -----------
Douglas H. Symons3. . . . . . . . . .                           245,500                 2.3%     311,455         5.7%
                                       --------------------------------  -------------------  ----------  -----------
Alan G. Symons2 . . . . . . . . . . .                            72,691                   *      568,065        10.5%
                                       --------------------------------  -------------------  ----------  -----------
J. Ross Schofield4. . .. . . . . . .                             28,500                   *       29,800           *
                                       --------------------------------  -------------------  ----------  -----------
David B. Shapira4 . . . . . . . . . .                            28,500                   *      115,000         2.1%
                                       --------------------------------  -------------------  ----------  -----------
John K. McKeating5. . . . . . . . . .                            51,000                   *       17,000           *
                                       --------------------------------  -------------------  ----------  -----------
Dr. Ron Foxcroft6. . . . . . . . . . .                                0                   0       31,000           *
                                       --------------------------------  -------------------  ----------  -----------
Robert C. Whiting7 . . . . . . . . . .                           77,800                   *       35,000           *
                                       --------------------------------  -------------------  ----------  -----------
Goran Capital Inc.. . . . . . . . . .                         7,666,283                73.8%           0           0
                                       --------------------------------  -------------------  ----------  -----------
All executive officers and directors
 as a group (9 persons) . . . . . . .                           858,191                 7.7%   3,487,844        60.5%
-------------------------------------  --------------------------------  -------------------  ----------  -----------

     *  Less  than  1%  of  class.

1 With respect to the shares of SIG, 10,000 shares are owned directly and 510,000 shares may be purchased pursuant to stock options that are exercisable within 60 days. With respect to the shares of the Company, 479,111 shares are held by trusts of which Mr. Symons is the beneficiary, 1,646,413 of the shares indicated are owned by Symons International Group Ltd., of which Mr. Symons is the controlling shareholder, and 250,000 shares are subject to options exercisable within 60 days.
2 With respect to the shares of the Company, 387,215 are held by a trust over which Mr. Symons exercises limited direction, and 180,850 are owned directly.
3 With respect to shares of SIG, 35,500 shares are owned directly and 210,000 shares may be purchased pursuant to stock options that are exercisable within 60 days. With respect to shares of the Company, 251,455 shares are owned directly and 60,000 shares are subject to options that are exercisable within 60 days.
4 With respect to shares of SIG, 27,500 shares may be purchased pursuant to stock options exercisable within 60 days. With respect to shares of the Company, 15,000 shares may be purchased pursuant to stock options exercisable within 60 days.
5 With respect to shares of SIG, 47,000 shares may be purchased pursuant to stock options that are exercisable within 60 days. With respect to shares of the Company, 15,000 shares may be purchased pursuant to stock options exercisable within 60 days.
6 With respect to shares of the Company, 15,000 shares may be purchased pursuant to stock options that are exercisable within 60 days.
7 With respect to shares of SIG, 28,000 shares may be purchased pursuant to stock options exercisable within 60 days, and with respect to shares of the Company, 15,000 shares may be purchased pursuant to stock options exercisable within 60 days.


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
1997, Symons International Group, Inc. a subsidiary of the Corporation ("SIG"), guaranteed a personal loan by an unrelated third party lender to Douglas H.
Symons in the amount of $250,000. During 2002, the loan was renewed by the unrelated third party lender, and SIG did not renew its guarantee.

As of December 31, 2002, Symons International Group Ltd., a private company ("SIGL"), was indebted to the Corporation in the amount of approximately (U.S.) $1,743,000. This indebtedness does not bear interest. During 2002, the
Corporation paid SIGL $400,000 for consulting services which include reinsurance, investment banking and other miscellaneous matters. G. Gordon Symons, a director of the Corporation, is the majority shareholder of SIGL (which is an insider of the Corporation), and Alan G. Symons (who is an insider of the Corporation) and Douglas H. Symons (who is a director and officer of the Corporation) own a minority interest in SIGL.

As of December 31, 2002, Symons Underwriting Managers Ltd., a private company ("SUML"), was indebted to the Corporation in the amount of approximately (Cdn.) $3,340,000. This indebtedness does not bear interest and is secured by the pledge of 100,000 shares of the Corporation. SIGL is the sole shareholder of SUML.

SIG paid $12,967 to Stargate Solutions Group, Inc. ("Stargate") in 2002 for consulting and other services related to the Corporation's non-standard automobile operating system. Stargate is owned by Kirk Symons, son of G. Gordon Symons and brother of Alan G. Symons and Douglas H. Symons.

Superior Insurance Group, Inc., a wholly owned subsidiary of the Corporation, owns a less than 1% limited partnership interest in Monument Capital Partners I. The amount of the investment was $100,000. Larry S. Wechter, a director of SIG until August 12, 2002, is Managing Director and Chief Executive Officer of Monument Advisors, Inc. and Alan G. Symons is a director of Monument Advisors, Inc. Monument Advisors, Inc. is the general partner of Monument Capital Partners I.

The Corporation leases office space in Toronto, Canada from Tritech Financial Systems Inc. ("Tritech"). Tritech is owned by Robert T. Symons, son of G. Gordon Symons and brother of Alan G. Symons and Douglas H. Symons. The total amount paid during 2002 was $34,000.

In 1999, Granite Reinsurance Company Ltd. issued a performance bond in favor of Tritech in the amount of $328,000. In August 2000 the creditor called the bond. The bond is secured by a guarantee from Tritech, a personal guarantee from Robert T. Symons and a pledge of 50,000 shares of the Corporation's common stock owned by Robert T. Symons. Tritech is paying interest on the outstanding balance at an annual rate of 7.5%. During 2002, Tritech paid interest to the Corporation on the bond of $24,600.

During 2002, SIG paid David G. Symons approximately $7,076 for legal services. David G. Symons is the son of Alan G. Symons.

INDEBTEDNESS  OF  OFFICERS  AND  DIRECTORS  OF  THE  CORPORATION
The following directors and officers of the Corporation and their associates were indebted to the Corporation, or its subsidiaries, in amounts exceeding (Cdn.) $25,000 during 2002. All amounts listed in this section are denominated in U.S. Dollars based upon the March 28, 2003 inter-bank market rate for currency exchange. The approximate aggregate indebtedness of all officers, directors, employees and former officers, directors and employees of the Corporation or any of its subsidiaries entered into primarily in connection with a purchase of securities of the Corporation or its subsidiary as of April 21, 2003 was $1,746,264. The aggregate indebtedness of all other indebtedness of all officers, directors, employees and former officers and directors and employees of the Corporation or any of its subsidiaries as of April 21, 2003 was $1,680,887.





                                                LARGEST LOAN BALANCE   BALANCE AS OF
NAME AND PRINCIPAL POSITION       DATE OF LOAN        DURING 2002    APRIL 21, 2003
                              ---------------------  --------------  ---------------
June 27, 1986                       $115,8071              $0
June 30, 1986                       $156,4951           $129,112
G. Gordon Symons                  Prior to 1997         $30,0242         $30,752
Chairman of the Board             July 12, 2001        $832,7513         $29,733
----------------------------  ---------------------  --------------  ---------------
June 30, 1986                        $6,6174               $0
February 25, 1988                   $27,3094            $27,309
March 19, 1998                      $15,2935            $15,293
October 28, 1999                    $119,5006           $121,125
Alan G. Symons                  November 17, 2000     $1,145,8207      $1,149,398
CEO and President (14)            July 26, 2002        $130,7947        $131,203
                              ---------------------  --------------  ---------------
Prior to 1997                       $66,25613           $66,256
June 30, 1986                       $9,79813               $0
February 24, 1988                    $2,2198             $2,219
September 29, 1999                  $119,5009           $121,125
October 20, 1999                   $418,25010           $423,938
June 28, 2000                       $80,00013           $80,000
Douglas H. Symons (15)          November 17, 2000      $675,9347        $678,042
CEO, President and               March 23, 2001        $103,37211       $103,630
Secretary                         June 4, 2001         $50,00013         $50,000
October 15, 2001                   $202,72112           $180,317
July 26, 2002                       $76,6547            $77,898
----------------------------  ---------------------  --------------

1 The loans by the Corporation to G. Gordon Symons in 1986 were made to facilitate the purchase of common shares of the Corporation. Such loans are collateralized by pledges of the common shares of the Corporation acquired, are payable on demand and are interest free.
2 The loan by the Corporation prior to 1997 was made to an entity controlled by G. Gordon Symons, is unsecured and bears no interest.
3 The loan by Granite Reinsurance Company Ltd. to G. Gordon Symons in the principal amount of $800,000 was made during 2001 at 6% interest. The principal amount was repaid on April 1, 2002. The balance remaining represents interest on the loan.
4 The loans by the Corporation to Alan G. Symons in 1986 and 1988 were made to facilitate the purchase of common shares of the Corporation, are collateralized by a pledge of the common shares of the Corporation acquired, are payable on demand and are interest free.
5 The loan by SIG to Alan G. Symons on March 19, 1998 was made to satisfy obligations to third parties. Such loan was inadvertently referred to in the Corporation's 2002 Proxy Statement as a loan by the Corporation. Such loan was secured by a pledge of his options to purchase shares in Superior Insurance Group Management, Inc. (formerly, GGS Management Holdings, Inc.), a subsidiary of the Corporation, and bore interest at the rate of 5.85% per year. The principal of the loan was repaid during 1999. The balance remaining represents interest on the loan.
6 The loan by SIG to Alan G. Symons on October 28, 1999 was made to pay third party indebtedness secured by common shares of the Corporation and SIG. Such loan was inadvertently referred to in the Corporation's 2002 Proxy Statement as a loan by the Corporation. Such loan is unsecured and bears interest at the rate of 6.5% per year and is payable on demand.
7 In April 1999, the Corporation guaranteed loans from an unrelated third party to Alan G. Symons and Douglas H. Symons in the approximate amounts of $1,552,000 and $945,000, respectively. Such guarantee was in place until November 17, 2000 at which time the Corporation made loans to Alan G. Symons and Douglas H. Symons in the amounts of $630,392 and $369,608 respectively. On April 19, 2001, the Corporation made additional loans to Alan G. Symons and Douglas H. Symons in the amounts of $470,250 and $279,750, respectively, and Alan G. Symons and Douglas H. Symons executed amended promissory notes in the aggregate amount of $1,100,642 and $649,358, respectively. These notes bear interest at variable rate based upon the Royal Bank of Canada's rate paid on deposits. At December 31, 2002, the total accrued interest on the amended promissory notes of Alan G. Symons and Douglas H. Symons was $45,178 and $26,576, respectively. The proceeds of all of such loans were used to reduce the principal outstanding on the third party loans. The Corporation's guarantee to the unrelated third party is with regard to the remaining balance of the third party loans ($358,189 and $212,748 to Alan G. Symons and Douglas H. Symons, respectively) secured by a pledge of certain shares of SIG owned by the Corporation. In turn, Alan G. Symons and Douglas H. Symons have executed guarantees in favor of the Corporation which are triggered in the event that the Corporation is required to perform its guarantee to such unrelated third party. The guarantees by Alan G. Symons and Douglas H. Symons are secured by all shares of SIG and the Corporation held respectively by Alan
     G. Symons and Douglas H. Symons. On July 26, 2002 additional loans were made to Alan G. Symons and Douglas H. Symons in the amounts of $125,480 and $74,520, respectively. These notes bear interest at variable rate based upon the Royal Bank of Canada's rate paid on deposits. At December 31, 2002, accrued interest on these loans was $5,314 and $3,134, respectively.
8 The loans by the Corporation to Douglas H. Symons in 1988 were made to facilitate the purchase of common shares of the Corporation. Such loans are collateralized by pledges of the common shares of the Corporation acquired, are payable on demand and are interest free.
9 The loan by SIG to Douglas H. Symons on September 29, 1999 was made to satisfy indebtedness to third parties. Such loan is unsecured, bears interest at the rate of 6.5% per year and is payable on demand.
10 The loan by the Corporation to Douglas H. Symons on October 20, 1999 was made to satisfy indebtedness to third parties. Such loan is unsecured, bears interest at the rate of 6.5% per year and is payable on demand.
11 The loan by the Corporation was an advance and bears interest at the Corporation's short term funds rate.
12 The loan by Symons International Group (Florida), Inc., a subsidiary of the Corporation, on October 15, 2001, was an advance against bonus for 2002. Such loan is unsecured, bears interest at the rate of 6% per year or the applicable federal rate, whichever is higher and was due no later than
     March  31,  2003.  Douglas  H.  Symons  was  unable  to repay the loan upon maturity  and  has  agreed  to  enter  into  a  repayment  plan  with  the
     Corporation.
13   The  loan  by  SIG  represents  an  advance  and  does  not  bear interest.
14   Alan  G.  Symons  retired  on  May  31,  2002.
15   Douglas  H.  Symons  became CEO and President of the Corporation on May 31,
     2002.

                                     PART IV

ITEM  14  -  CONTROLS  AND  PROCEDURES
EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES
The Company and SIG maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within the 90 days prior to the date of filing this Annual Report on Form 10-K, the Company and SIG carried out evaluations, under the supervision and with the participation of the Company's and SIG's management, including the Company's CEO, the Company's CFO and SIG's CFO, of the effectiveness of the design and operation of the Company's and SIG's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO, the Company's CFO and SIG's CFO concluded that the Company's and SIG's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and SIG (including their consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

CHANGES  IN  INTERNAL  CONTROLS
There have been no significant changes in the Company's or SIG's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of the evaluation described above ("EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES"). No corrective actions were required with regard to significant deficiencies and material weaknesses.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K The documents listed below are filed as a part of this Report, except as otherwise indicated:

1. Financial Statements. The following consolidated financial statements found on the pages of the 2002 Annual Report are incorporated into Item 8 of this Report by reference:

                         Location  in
Description  of  Financial  Statement  Item          2002  Annual  Report
-------------------------------------------          --------------------

Reports  of  Independent  Accountants                            Page  42

Consolidated  Balance  Sheets,  December  31,
2002  and  2001                                                  Page  15

Consolidated  Statements  of  Operations,  Years
Ended  December  31,  2002,  2001  and  2000                     Page  16

Consolidated  Statements  of  Changes  In
Stockholders'  Equity  (Deficit),  Years  Ended
December  31,  2002,  2001  and  2000                            Page  17

Consolidated  Statements  of  Cash  Flows,
Years  Ended  December  31,  2002,  2001  and  2000              Page  18

Notes  to  Consolidated  Financial  Statements,
Years  Ended  December  31,  2002,2001  and  2000          Pages  19 - 40

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

4. Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of 2002.

Board of Directors and Stockholders of Goran Capital Inc. and Subsidiaries

The audit referred to in our report dated May 9, 2003, relating to the consolidated financial statements of Goran Capital, Inc. and subsidiaries, which is incorporated in Item 8 of this Form 10-K by reference to the annual report to shareholders for the year ended December 31, 2002 included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/  BDO  SEIDMAN,  LLP

BDO  SEIDMAN,  LLP
Grand  Rapids,  Michigan
May  9,  2003

GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES.

The information required by this schedule is included in note 3 of Notes to Consolidated Financial Statement.

GORAN  CAPITAL  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
As  Of  December  31,  2002  and  2001
(in  thousands,  except  share  data)
                                                    2002       2001
                                                  ---------  ---------
Assets:
Cash and Short-term Investments. . . . . . . . .  $    178   $  2,618
Loans to Related Parties . . . . . . . . . . . .         -        219
Capital and Other Assets . . . . . . . . . . . .        29        531
Investment in Subsidiaries, at Cost. . . . . . .    10,437     10,639
                                                  ---------  ---------
Total Assets . . . . . . . . . . . . . . . . . .    10,644     14,007
                                                  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loans from Related Parties and Other Liabilities  $  8,325   $ 10,800
                                                  ---------  ---------
Total Liabilities. . . . . . . . . . . . . . . .     8,325     10,800
                                                  ---------  ---------

Stockholders' Equity:
Common Shares. . . . . . . . . . . . . . . . . .    18,561     18,502
Cumulative Translation Adjustment. . . . . . . .       545        570
Deficit. . . . . . . . . . . . . . . . . . . . .   (16,787)   (15,865)
                                                  ---------  ---------
Total Stockholders' Equity . . . . . . . . . . .     2,319      3,207
                                                  ---------  ---------
Total Liabilities and Stockholders' Equity . . .  $ 10,644   $ 14,007
                                                  =========  =========


GORAN  CAPITAL  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION
OF  REGISTRANT
STATEMENT  OF  EARNINGS  (LOSS)  AND  ACCUMULATED  DEFICIT
For  The  Years  Ended  December  31,  2002,  2001  and  2000
(in  thousands)
                                                           2002       2001       2000
                                                         ---------  ---------  ---------
Revenues
Management Fees . . . . . . . . . . . . . . . . . . . .  $     --   $     --   $     --
Net Investment Income . . . . . . . . . . . . . . . . .        29        173          5
Non-Compete Fee Income. . . . . . . . . . . . . . . . .     1,500        875         --
                                                         ---------  ---------  ---------
Total Revenues. . . . . . . . . . . . . . . . . . . . .     1,529      1,048          5
                                                         ---------  ---------  ---------
Expenses:
General, Administrative, Acquisition Expenses and Taxes     2,451      6,235      1,257
                                                         ---------  ---------  ---------
Total Expenses. . . . . . . . . . . . . . . . . . . . .     2,451      6,235      1,257
                                                         ---------  ---------  ---------
Net Loss. . . . . . . . . . . . . . . . . . . . . . . .      (922)    (5,187)    (1,252)
Deficit, Beginning of Year. . . . . . . . . . . . . . .   (15,865)   (10,678)    (9,426)
                                                         ---------  ---------  ---------
Deficit End of Year . . . . . . . . . . . . . . . . . .  $(16,787)  $(15,865)  $(10,678)
                                                         =========  =========  =========


GORAN  CAPITAL  INC.
SCHEDULE  II  -  CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
For  The  Years  Ended  December  31,  2002,  2001  and  2000
(in  thousands)
                                              2002      2001      2000
                                            --------  --------  --------
Cash Flows from Operations
Net Loss . . . . . . . . . . . . . . . . .  $  (922)  $(5,187)  $(1,252)
Adjustments:
Foreign Exchange Losses. . . . . . . . . .     (118)     (165)       --
Non-Compete Agreement Receipts . . . . . .   (1,500)    4,622        --
Items Not Involving Cash:
Decrease (Increase) in Accounts Receivable     (580)    3,987      (975)
      Decrease (Increase) in Other Assets.        3      (449)     (485)
Increase (Decrease) in Accounts Payable. .     (240)    1,165     2,970
Translation Adjustment . . . . . . . . . .      (25)     (503)      (89)
                                            --------  --------  --------
Net Cash Provided (Used) by Operations . .   (3,382)    3,470       169
                                            --------  --------  --------
Cash Flows From Financing Activities:
Purchase of Investments. . . . . . . . . .   (1,130)     (218)     (185)
Sale of Investments. . . . . . . . . . . .    2,072      (831)       --
                                            --------  --------  --------
Net Cash Provided by Financing Activities.      942    (1,049)     (185)
                                            --------  --------  --------
Net Increase (Decrease) in Cash. . . . . .   (2,440)    2,421       (16)
Cash at Beginning of Year. . . . . . . . .    2,618       197       213
                                            --------  --------  --------
Cash at End of Year. . . . . . . . . . . .      178     2,618   $   197
                                            ========  ========  ========
Cash Resources are Comprised of:
Cash . . . . . . . . . . . . . . . . . . .  $   171   $    34   $    56
Short-Term Investments . . . . . . . . . .        7     2,584       141
                                            --------  --------  --------
                                            $   178   $ 2,618   $   197
                                            ========  ========  ========


Basis  of  Presentation
The condensed financial information should be read in conjunction with the consolidated financial statements of Goran Capital Inc. The condensed financial information includes the accounts and activities of the parent company which acts as the holding company for the insurance subsidiaries.


GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE  IV  -  REINSURANCE
For  The  Years  Ended  December  31,  2002,  2001  and  1999
(in  thousands)

Property and Liability Insurance       2002        2001       1999
                                     ---------  ----------  ---------

Direct Amount . . . . . . . . . . .  $107,775   $ 161,092   $168,626
                                     ---------  ----------  ---------
Assumed From Other Companies. . . .     3,619      32,094     13,473
                                     ---------  ----------  ---------
Ceded to Other Companies. . . . . .   (77,403)   (106,324)   (78,637)
                                     ---------  ----------  ---------
Net Amounts . . . . . . . . . . . .  $ 33,991   $  86,862   $103,462
                                     =========  ==========  =========
Percentage of Amount Assumed to Net      10.6%       36.9%      13.0%
                                     ---------  ----------  ---------



GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE  V  -  VALUATION  AND  QUALIFYING  ACCOUNTS
For  The  Years  Ended  December  31,  1999,  2001  and  2002
(in  thousands)

                                          2002              2001               1999
                                    Allowance  for     Allowance  for      Allowance  for
                                  Doubtful Accounts   Doubtful Accounts   Doubtful Accounts
                                  ------------------  ------------------  ------------------
Additions:

Balance at Beginning of Period          $1,526              $1,940              $1,479

Charged to Costs and Expenses(1)        1,448               6,122               9,623

Charged to Other Accounts                 -                   -                   -

Deductions from Reserves                2,730               6,536               9,162
                                  ------------------  ------------------  ------------------

Balance at End of Period                 $244               $1,526              $1,940
                                  ==================  ==================  ==================


(1)     The Company continually monitors the adequacy of its allowance for doubtful accounts and believes the balance of such allowance at December 31, 2002, 2001 and 1999 was adequate.

GORAN  CAPITAL  INC.-  CONSOLIDATED
SCHEDULE  VI  -  SUPPLEMENTAL  INFORMATION  CONCERNING
PROPERTY  -  CASUALTY  INSURANCE  OPERATIONS
For  The  Years  Ended  December  31,  2002,  2001  and  1999
(in  thousands)

CONSOLIDATED  PROPERTY  -  CASUALTY  ENTITIES

                   Reserves
                   For
                   Unpaid                                                    Amorti-
                   Claims                                                    zation of
        Deferred    And                                                       Deferred   Paid Claims
         Policy    Claim                          Net        Claims and       Policy     and Claim
        Acquisi-   Adjust-                       Invest  Adjustment Expenses  Acqui-     Adjust-
          tion      ment    Unearned   Earned     ment        Incurred        sition     Ment        Premium
Year      Costs   Expense   Premiums   Premiums  Income      Related to:      Costs      Expense      Written
---- ---------------------------------------------------------------------------------------------------------------
                                                           Current   Prior
                                                            Years    Years
                                                           -------   ------
2000      6,454  113,149    62,386    145,532    12,171    132,781  (19,013)  37,453    174,412     182,099
2001        763   84,876    59,216    108,197     6,998     94,556      660   33,747    132,599     193,186
2002        -     72,809    35,797     41,037     4,388     38,497   13,016   19,624     57,893     111,394

Note: All amounts in the above table are net of the effects of reinsurance and related commission income, except for net investment income regarding which reinsurance is not applicable, premiums written, reserves for unpaid claims and claim adjustment expense and unearned premiums which are stated on a gross basis


SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GORAN  CAPITAL  INC.


                              ____________________________
June  3,  2003           By:  /s/  Douglas  H.  Symons
                              Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on June 3, 2003, on behalf of the Registrant in the capacities indicated:

(1)  Principal  Executive  Officer:



____________________
/s/  Douglas  H.  Symons
Chief  Executive  Officer

(2)  Principal  Financial  Officer:



____________________
/s/  John  G.  Pendl
Chief  Financial  Officer,
Principal  Accounting  Officer


(3)  The  Board  of  Directors:



____________________          ____________________          ____________________
/s/  G.  Gordon  Symons          /s/  J.  Ross  Schofield          /s/  John  K.
McKeating
Chairman  of  the  Board          Director                    Director



____________________          ____________________
/s/  Ron  L.  Foxcroft          /s/  David  B.  Shapira
Director                    Director



____________________          __________________
/s/  Douglas  H.  Symons          /s/  Robert  C.  Whiting
Director                    Director

                               GORAN CAPITAL INC.
    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I,  Douglas  H.  Symons,  certify  that:

1.   I  have  reviewed  this  annual  report  on Form 10-K of Goran Capital Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  June  3,  2003                         By:  /s/  Douglas  H.  Symons
        --------------                              ------------------------
                                                    Douglas  H.  Symons
                                                   Chief  Executive  Officer

                               GORAN CAPITAL INC.
    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


CERTIFICATION

I,  John  G.  Pendl,  certify  that:

1.   I  have  reviewed  this  annual  report  on Form 10-K of Goran Capital Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company, and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  June  3,  2003                         By:  /s/  John  G.  Pendl
        --------------                              --------------------
                                                    John  G.  Pendl
                                               Chief  Financial  Officer