Form 10-Q
period 2003-03-31
GORAN CAPITAL INC
filed 2003-07-16
CIK 925600

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549-1004

                                    FORM 10-Q

Mark  One

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2003
                                         ----------------

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _________  to  ____________

     Commission  File  Number:  000-24366
                                ---------

                               GORAN CAPITAL INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

CANADA                                                          Not  Applicable
------                                                          ---------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

           2 Eva Road, Suite 200, Etobicoke, Ontario, M9C 2A8, Canada
           ----------------------------------------------------------
             4720 Kingsway Drive, Indianapolis, Indiana, 46205, USA
             ------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                  (416) 622-0660 (Canada); (317) 259-6300 (USA)
                  ---------------------------------------------
               Registrant's telephone number, including area code

           __________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                               Yes  X  No

Indicate  by  check  mark  whether  the  Registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).                    Yes  No  X

As of June 30, 2003, there were 5,393,698 shares of Registrant's no par value common stock issued and outstanding.


                                 FORM 10-Q INDEX
                      FOR THE QUARTER ENDED MARCH 31, 2003
                                                                           Page
                                                                         Number
                        PART I     FINANCIAL INFORMATION

Item  1     Financial  Statements

            Consolidated  Balance Sheets at March 31, 2003
            (unaudited) and December 31, 2002                                  3

            Unaudited  Consolidated Statements of Operations
            for the Three Months Ended March  31,  2003  and  2002             4

            Unaudited  Consolidated Statement of Stockholder's  Equity
           (Deficit) for the Three Months ended March  31, 2003 and 2002       5

            Unaudited  Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2003 and 2002                         6

            Condensed  Notes  to Unaudited Consolidated Financial Statements   7

Item  2     Management's  Discussion  and  Analysis  of  Financial
            Condition and Results  of  Operations                             14

Item  3     Quantitative  and  Qualitative  Disclosures  about
            Market  Risk                                                      19

Item  4     Controls  and  Procedures                                         19


                          PART II     OTHER INFORMATION

Item  1     Legal  Proceedings                                                19

Item  2     Changes  in  Securities  and  Use  of  Proceeds                   21

Item  3     Defaults  Upon  Senior  Securities                                21

Item  4     Submission  of  Matters  to  a  Vote of Security Holders          21

Item  5     Other  Information                                                21

Item  6     Exhibits  and  Reports  on  Form  8-K                             21

SIGNATURES                                                                    21

Sarbanes-Oxley  Act  Section  302  Certifications                             22




                                  PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

GORAN  CAPITAL  INC.
CONSOLIDATED  BALANCE  SHEETS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                        March 31,
                                                                          2003       December 31,
                                                                       (Unaudited)      2002
                                                                       -----------  -----------
ASSETS:
Investments:
  Fixed maturities                                                       $26,643       $36,035
  Equity securities                                                       9,339         10,778
  Short-term investments, at amortized cost, which approximates market    8,693         8,495
  Other invested assets                                                   3,102         3,171
                                                                       -----------  --------------
Total investments                                                        47,777         58,479
Investments in and advances to related parties                             83             83
Cash and cash equivalents                                                 3,003         2,131
Receivables, net of allowances of $752 and $319                          28,887         28,302
Reinsurance recoverable on paid and unpaid losses, net                   28,045         24,628
Prepaid reinsurance premiums                                             28,292         25,470
Property and equipment, net of accumulated depreciation                   6,347         7,084
Deferred securities issuance costs                                        2,096         2,119
Other assets                                                              2,057         3,309
Assets of discontinued operations                                         8,105         10,361
                                                                       -----------  --------------
TOTAL ASSETS                                                             154,692       $161,966
                                                                       ===========  ==============

LIABILITIES AND STOCKHOLDER'S DEFICIT:
LIABILITIES:
  Losses and loss adjustment expenses                                    $69,339       $72,809
  Unearned premiums                                                      39,298         35,797
  Reinsurance payables                                                   13,061         17,128
  Distributions payable on preferred securities                          26,877         24,793
  Deferred income                                                         3,500         4,250
  Other                                                                  16,874         15,673
  Liabilities of discontinued operations                                 12,256         14,274
                                                                       -----------  --------------
TOTAL LIABILITIES                                                        181,205       184,724
                                                                       -----------  --------------
MINORITY INTEREST:
Company-obligated mandatorily redeemable preferred stock of trust
Subsidiary holding solely parent debentures                              67,994         67,994
                                                                       -----------  --------------
STOCKHOLDERS' DEFICIT:
Common stock                                                             18,502         18,502
Contributed surplus                                                      70,864         70,864
Cumulative translation adjustment                                        (1,179)       (1,023)
Retained (deficit)                                                      (182,694)     (179,095)
                                                                       -----------  --------------
TOTAL STOCKHOLDERS' (DEFICIT)                                           (94,507)       (90,752)
                                                                       -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $154,692       $161,966
                                                                       ===========  ==============



See  condensed  notes  to  consolidated  financial  statements.

GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars,  except  per  share  data)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                --------------------
                                                                                   2003            2002
                                                                           --------------------  --------
Gross premiums written. . . . . . . . . . . . . . . . . . . . . . . . . .  $            27,952   $45,082
Less ceded premiums . . . . . . . . . . . . . . . . . . . . . . . . . . .               20,949    30,973
                                                                           --------------------  --------
Net premiums written. . . . . . . . . . . . . . . . . . . . . . . . . . .  $             7,003   $14,109
                                                                           ====================  ========

Net premiums earned . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             6,196   $13,093
Fee income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,687     2,814
Net investment income . . . . . . . . . . . . . . . . . . . . . . . . . .                  337     1,338
Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  750       750
Net realized capital loss . . . . . . . . . . . . . . . . . . . . . . . .                  245      (722)
                                                                           --------------------  --------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,215    17,273
                                                                           --------------------  --------
Expenses:
Losses and loss adjustment expenses . . . . . . . . . . . . . . . . . . .                5,905    13,948
Policy acquisition and general and administrative expenses. . . . . . . .                5,803     7,293
Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . .                   22        43
                                                                           --------------------  --------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,730    21,284
                                                                           --------------------  --------
Loss from continuing operations before income taxes and minority interest               (1,515)   (4,011)
                                                                           --------------------  --------
Total income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -         -
                                                                           --------------------  --------
Loss from continuing operations before minority interest. . . . . . . . .               (1,515)   (4,011)
                                                                           --------------------  --------
Minority interest:
Distributions on preferred securities, net of tax of nil in both
2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,084     1,956
                                                                           --------------------  --------
Loss from continuing operations . . . . . . . . . . . . . . . . . . . . .               (3,599)   (5,967)
                                                                           --------------------  --------
Discontinued operations:
Income (loss) from operations of discontinued segment, less applicable
income taxes of nil in both 2003 and 2002 . . . . . . . . . . . . . . . .                    -         -
                                                                           --------------------  --------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            (3,599)  $(5,967)
                                                                           ====================  ========
Weighted average shares outstanding - basic and fully diluted . . . . . .                5,394     5,394
                                                                           ====================  ========
Net loss from continuing operations per share - basic and fully diluted .  $             (0.67)  $ (1.11)
                                                                           ====================  ========
Net loss of discontinued operations per share - basic and fully diluted .  $                 -   $     -
                                                                           ====================  ========
Net loss per share - basic and fully diluted. . . . . . . . . . . . . . .  $             (0.67)  $ (1.11)
                                                                           ====================  ========



See  condensed  notes  to  consolidated  financial  statements.


GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)

                                                                                 Cumulative    Retained    Total
                                                            Common  Contributed  Translation   Earnings    Stockholders'
                                                             Stock     Surplus    Adjustment   (Deficit)   Equity (Deficit)
                                                            --------  ---------  ------------  ----------  -----------------
Balance at December 31, 2001
                                                            $18,502   $ 42,465   $      (763)  $(149,350)  $        (89,146)
Purchase of Preferred Securities
                                                                  -     28,399             -           -             28,399
Change in cumulative translation
Adjustment . . . . . . . . . . . . . . . . . . . . . . . .        -          -           (36)          -                (36)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .        -          -             -      (5,967)            (5,967)
                                                            --------  ---------  ------------  ----------  ----------------
Comprehensive income (loss).                                            28,399           (36)     (5,967)            22,396
                                                            --------  ---------  ------------  ----------  ----------------
Balance at March 31, 2002. . . . . . . . . . . . . . . . .  $18,502   $ 70,864   $      (799)  $(155,317)  $        (66,750)
                                                            ========  =========  ============  ==========  =================


Balance at December 31, 2002
                                                            $18,502   $ 70,864   $    (1,023)  $(179,095)  $        (90,752)
Change in cumulative translation
Adjustment . . . . . . . . . . . . . . . . . . . . . . . .                              (156)                          (156)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .        -          -             -      (3,599)            (3,599)
                                                            --------  ---------  ------------  ----------  -----------------
Comprehensive income (loss).                                                            (156)     (3,599)            (3,755)
                                                            --------  ---------  ------------  ---------   -----------------
Balance at March 31, 2003. . . . . . . . . . . . . . . . .  $18,502   $ 70,864   $    (1,179)  $(182,694)  $        (94,507)
                                                            ========  =========  ============  ==========  =================



See condensed notes to consolidated financial statements.


GORAN  CAPITAL  INC.
UNAUDITED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(CANADIAN  GAAP,  stated  in  thousands  of  U.S.  dollars)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                           2003            2002
                                                                   --------------------  ---------
Cash flows from operating activities:
Net loss for the period . . . . . . . . . . . . . . . . . . . . .  $            (3,599)  $ (5,967)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization . . . . . . . . . . . . . . . . . .                  796        876
Net realized capital loss . . . . . . . . . . . . . . . . . . . .                 (245)       722
     Net changes in operating assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . .                 (585)    (5,781)
  Reinsurance recoverable on paid and unpaid losses . . . . . . .               (3,417)    (4,340)
  Prepaid reinsurance premiums. . . . . . . . . . . . . . . . . .               (2,822)    (3,893)
  Deferred policy acquisition costs . . . . . . . . . . . . . . .                   --       (160)
  Other assets and liabilities. . . . . . . . . . . . . . . . . .                2,453      1,790
  Loss and loss adjustment expense reserves . . . . . . . . . . .               (3,470)    (2,727)
  Unearned premiums . . . . . . . . . . . . . . . . . . . . . . .                3,501      5,046
  Reinsurance payables. . . . . . . . . . . . . . . . . . . . . .               (4,067)     6,642
  Distribution payable on preferred securities. . . . . . . . . .                2,084     (4,369)
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . .                 (750)      (750)
  Net assets from discontinued operations . . . . . . . . . . . .                  102          -
                                                                   --------------------  ---------
Net cash (used in) operations . . . . . . . . . . . . . . . . . .              (10,019)   (12,911)
                                                                   --------------------  ---------

Cash flows from investing activities, net of assets acquired:
Net sale (purchase) of short-term investments . . . . . . . . . .                 (198)     2,918
Proceeds from sales, calls and maturities of fixed maturities . .               10,001      9,746
Purchase of fixed maturities. . . . . . . . . . . . . . . . . . .                 (382)    (4,292)
Proceeds from sale of equity securities . . . . . . . . . . . . .                1,430      5,475
Purchase of equity securities . . . . . . . . . . . . . . . . . .                   --     (1,263)
Purchase of property and equipment. . . . . . . . . . . . . . . .                  (85)      (134)
Net investing activities from discontinued operations . . . . . .                  136         --
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (11)      (125)
                                                                   --------------------  ---------
Net cash provided by investing activities . . . . . . . . . . . .               10,891     12,325
                                                                   --------------------  ---------

Cash flows from financing activities, net of assets acquired:
Purchase of subsidiary's preferred securities . . . . . . . . . .                   --      1,535
Repayment of related party loans. . . . . . . . . . . . . . . . .                   --        392
Net financing activities from discontinued operations . . . . . .                   --         --
                                                                   --------------------  ---------
Net cash provided by (used in) financing activities . . . . . . .                   --      1,927
                                                                   --------------------  ---------

Increase in cash and cash equivalents . . . . . . . . . . . . . .                  872      1,341
Cash and cash equivalents, beginning of period. . . . . . . . . .                2,131     11,263
                                                                   --------------------  ---------
Cash and cash equivalents, end of period. . . . . . . . . . . . .  $             3,003   $ 12,604
                                                                   ====================  =========



See  condensed  notes  to  consolidated  financial  statements.

                               GORAN CAPITAL INC.
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    For the Three Months Ended March 31, 2003


1. BASIS OF PRESENTATION Goran Capital Inc. ("the Company") is the parent company of the Goran group of companies. The consolidated financial statements are prepared in accordance with Canadian Generally Accepted Accounting Principles ("CDN GAAP"). In addition, the consolidated financial statements are also used to satisfy the Company's financial filing requirements in the U.S. Consequently, the consolidated financial statements include disclosures that are not necessarily required under CDN GAAP and contain references to United States Generally Accepted Accounting Principles ("U.S. GAAP") accounting pronouncements. Note 6, United States Accounting Principles, presents a reconciliation of CDN GAAP and U.S. GAAP.

The consolidated financial statements include the accounts, after intercompany eliminations, of the Company and its subsidiaries, which are as follows:

1. Symons International Group, Inc. ("SIG") is a 73.8% owned subsidiary of Goran. SIG's subsidiaries are as follows:

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

     -    IGF  Holdings,  Inc.  ("IGFH")  a  holding  company
     - IGF Insurance Company ("IGF") an insurance company domiciled in Indiana ;
2. Granite Reinsurance Company Ltd. ("Granite Re") a finite risk reinsurance company domiciled in Barbados.

3. Granite Insurance Company ("Granite") a Canadian federally licensed insurance company.

4. Symons International Group (Florida) Inc. ("SIGF") a Florida domestic corporation.

As previously announced, SIG sold its crop insurance operations to Acceptance Insurance Companies Inc. ("Acceptance") on June 6, 2001. The crop insurance business was written through IGF, which is in runoff. Accordingly, the financial statements included in this report reflect the results of the crop insurance segment as "discontinued operations."

The financial statements included in this report are the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In management's opinion, these financial statements include all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been condensed or omitted from these statements, unless significant changes have taken place since the end of the most recent fiscal year. For this reason, the accompanying consolidated financial statements and notes should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K. Results for any interim period are not necessarily indicative of results to be expected for the year.

2.     PREFERRED  SECURITIES
On August 12, 1997, SIG issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part 10 years after the issue date.

SIG elected to defer the semi-annual interest payments due in February and August 2000, 2001 and 2002 and in February 2003. SIG expects to continue this practice through 2003 and 2004. The unpaid interest installment amounts accrue interest at 9.5%.

SIG may continue to defer semi-annual interest payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (approximately $84 million, if all payments due in 2003 and 2004 are deferred) will become due and payable in February 2005 along with the semi-annual interest due at that time. SIG relies on the payment of finance and service fees by its subsidiaries to fund its operations, including its payment of interest on the Preferred Securities. Certain state regulators, including the FDOI, have issued orders prohibiting SIG's subsidiaries from paying such fees to SIG. There can be no assurance that SIG will have sufficient revenue to fund its operations and pay the deferred interest on the Preferred Securities. Such failure to pay could result in default under the indenture and acceleration of the payment of the Preferred Securities.

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

These restrictions currently apply, as SIG's consolidated coverage ratio was (0.42) at March 31, 2003, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG complied with these additional restrictions as of December 31, 2001 and 2002 and is in compliance as of June 30, 2003.

3.     REGULATORY  ACTIONS
On June 6, 2001 IGF sold substantially all of its crop insurance assets to Acceptance. On June 24, 2001, following the sale of IGF's crop insurance assets and as a result of losses experienced by IGF in its crop insurance operations, the IDOI and IGF entered into a Consent Order (the "Consent Order") relating to IGF. IGF has discontinued writing new business and its operations are presently in run off. The IDOI has continued to monitor the status of IGF. The Consent Order prohibits IGF from taking any of the following actions without prior written consent of the IDOI:

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

The Consent Order also requires IGF to provide the IDOI with monthly written updates and immediate notices of any material change regarding the status of litigation with Continental Casualty Company, statutory reserves, number of non-standard automobile insurance policies in-force by state, and reports of all non-claims related disbursements. IGF's failure to comply with the Consent Order could cause the IDOI to begin proceedings to have a rehabilitator or liquidator appointed for IGF to extend the provisions of the Consent Order.

Pafco has been subject to an agreed to order of the IDOI since February 17, 2000 that requires Pafco, among other matters, to:

1. Refrain from doing any of the following without the IDOI's prior written consent:
     - Selling assets or business in force or transferring property, except in the ordinary course of business;
     - Disbursing funds, other than for specified purposes or for normal operating expenses and in the ordinary course of business (which does not include payments to affiliates, other than under written contracts previously approved by the IDOI, and does not include payments in excess of $10,000);
     -    Lending  funds;
     -    Making  investments,  except  in  specified  types  of  investments;
     - Incurring debt, except in the ordinary course of business and to unaffiliated parties;
     -    Merging  or  consolidating  with  another  company;  or
     -    Entering  into  new,  or  modifying  existing,  reinsurance contracts.
2. Reduce its monthly auto premium writings, or obtain additional statutory capital or surplus, such that the ratio of gross written premium to surplus and net written premium to surplus does not exceed 4.0 and 2.4, respectively; and provide the IDOI with regular reports demonstrating compliance with these monthly writings limitations.
3. Continue to comply with prior IDOI agreements and orders to correct business practices under which Pafco must provide monthly financial statements to the IDOI, obtain prior IDOI approval of reinsurance arrangements and affiliated party transactions, submit business plans to the IDOI that address levels of surplus and net premiums written, and consult with the IDOI on a monthly basis.

Pafco's inability or failure to comply with any of the above could result in the IDOI requiring further reductions in Pafco's permitted premium writings or in the IDOI instituting future proceedings against Pafco. Restrictions on premium writings result in lower premium volume. Management fees payable to Superior Group are based on gross written premium; therefore lower premium volume results in reduced management fees paid by Pafco to Superior Group. Pafco is in regular contact with the IDOI regarding its financial condition.

At March 31, 2003, Pafco's gross written premium to surplus and net written premium to surplus exceeded the ratios allowed under the agreed order. SIG has reduced written premium and will be in compliance at December 31, 2003. Pafco has agreed with the IDOI to maintain its surplus above $2.5 million through August 2003.

In March 2000, Pafco agreed with the Iowa Department of Insurance ("IADOI") that it would not write any new non-standard business in Iowa, until such time as Pafco has reduced its overall non-standard automobile policy counts in the state or:

-    as  increased  surplus,  or
- Has achieved a net written premium to surplus ratio of less than three to one, or
-    Has  surplus  reasonable  to  its  risk.

Pafco has continued to service existing policyholders and renew policies in Iowa and provide policy count information on a monthly basis in conformance with IADOI requirements.

On June 30, 2003 the Missouri Department of Insurance instituted proceedings to suspend Pafco's certificate of authority in Missouri. Pafco had previously ceased writing new business in Missouri and has initiated discussions with the Missouri Department of Insurance intended to identify alternatives to the pending proceeding.

Superior and Pafco provide monthly financial information to the departments of insurance in certain states in which they write business at the states' request(s).

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

On March 21, 2003 the FDOI filed a Motion for Enforcement of Final Order Granting Petition to Enforce Agency Action (the "Motion for Enforcement") in the Circuit Court which seeks to hold Superior in contempt for failing to obtain the immediate repayment of approximately $15 million from Superior Group. Superior Group presently does not have the ability to make a $15 million repayment, and Superior believes that this petition seeks to fashion a remedy not intended by the Circuit Court's November 1, 2002 order and contravenes the spirit of numerous discussion between the FDOI and Superior to resolve the issues during the pendency of Superior's appeal to the District Court of Appeal and the original enforcement action. On May 7, 2003 a hearing was held on the Motion for Enforcement, and an order has not yet been issued.

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

On November 20, 2002, the FDOI issued a notice and order to show cause which seeks to suspend or revoke Superior's certificate of authority principally based upon allegations that Superior did not comply with the FDOI's August 30, 2001 final order during the pendency of the appeal of the order to the District Court of Appeal. Superior believes that it has fully and timely complied with the final order and that the action brought by the FDOI is barred by res judicata. A formal administrative hearing to review the notice and a determination that the order or administrative action contemplated by the notice not be issued was held in May 2003. A recommended order, which the FDOI may accept or reject, has not been issued.

The FDOI has engaged an actuary to perform a review of Superior's reserves as of May 31, 2003.

On October 9, 2001, the State Corporation Commission of Virginia ("Virginia Commission") issued an order to take notice regarding an order suspending Superior's license to write business in that state. An administrative hearing for a determination that the suspension order not be issued was held March 5, 2002. On May 3, 2002, the hearing examiner issued his report and recommended that Superior's license not be suspended and that Superior file its risk based capital plans and monthly and quarterly financial information with the Virginia Bureau of Insurance ("Bureau"). On June 19, 2002 the Virginia Commission entered an order which adopted the findings of the hearing examiner, continued the matter until such time as the Bureau requests further action and requires the continued monitoring of the financial condition of Superior by the Bureau. On October 11, 2002, the Virginia Commission filed an administrative Rule to Show Cause. A hearing was scheduled for November 18, 2002 to determine whether Superior's license to transact insurance business in Virginia should be suspended. The Virginia Commission continued the hearing indefinitely. Superior has provided additional financial information to and continues to be in contact with the Virginia Commission. On July 10, 2003, the Virginia Commission entered an order which directs Superior to stop writing business in Virginia until its surplus is at least $3 million. Although Superior's surplus as of May 31, 2003 is above $3 million, the order also requires Superior to provide the Virginia commission with an interim audited financial statement. Superior anticipates that it will meet the conditions set forth in the order prior to July 31, 2003. The nonstandard automobile insurance policies written in Virginia by Superior accounted for approximately 16.0% and 14.5% of SIG's total gross written premiums through March 31, 2003 and December 31, 2002, respectively.

On April 21, 2003 the Alabama Department of Insurance issued an order to show cause to Superior for suspension of Superior's certificate of authority in Alabama due to the decline in Superior's surplus. Superior is in communication with and providing additional financial information to the Alabama Department of Insurance. An administrative hearing has not been scheduled. Policies of insurance written in Alabama account for less than 1% of Superior's gross written premiums.

Due to the losses experienced by Superior, it is in regular ongoing contact with the departments of insurance of Florida, Virginia and California and insurance regulators in other states in which it writes business. Superior closely monitors its risk based capital based upon its financial projections.

4.     COMMITMENTS  AND  CONTINGENCIES
Superior is a defendant in a case filed June 16, 2003 in the Superior Court of Muscogee County, Georgia entitled Kenneth P. Chung v. Superior Insurance Company. The case purports to be brought on behalf of former and current insureds of Superior who presented first party physical damage coverage claims during the six year period preceding June 16, 2003. The plaintiff seeks recovery of alleged diminution in vehicle value from physical damage. Superior believes that the allegations of wrongdoing as alleged in the complaint were without merit and intends to vigorously defend the claims brought against it.

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

Approximately $29 million was paid through December 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who sought additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress. IGF filed a motion for summary judgment to dismiss the claims in the plaintiff's fourth amended complaint on the basis that releases previously executed by the plaintiffs are binding, which was granted. The cross claims between the selling brokers and MSI and IGF remain pending. The trial is scheduled to begin in August 2003.

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

IGF is a defendant in a case filed on December 31, 2002 in the Circuit Court of Greene County, Missouri entitled Kevin L. Stevens v. Wilkerson Insurers, et al., Case No. 102CC5135. Other parties named as defendants are the Company, the Company's subsidiaries, Symons International Group (Florida), Inc. and Granite Re, Superior Group Management, Superior, Superior American, Superior Guaranty, Pafco and three individuals who were or are officers or directors of the Company and/or SIG. The Company, Granite Re, Symons International Group (Florida), Inc, Superior Group Management, Superior, Superior American, Superior Guaranty and certain individual defendants filed motions to dismiss for lack of personal jurisdiction which were denied. The case purports to be brought on behalf of an IGF insured seeking to recover alleged damages based on allegations of bad faith, negligent claims handling and breach of fiduciary duties with respect to a claim which arose from an accident caused by the IGF insured. IGF believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See  Note  3,  "Regulatory  Actions,"  for  additional  legal  matters.

The Company's insurance subsidiaries are parties to other litigation arising in the ordinary course of business which the Company does not believe will have a material adverse effect upon the Company's and its affiliates financial conditions or results. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimate costs of litigation.


5.     LOSS  PER  SHARE
Basic and diluted net loss per share is computed by dividing net loss as reported by the average number of shares outstanding as follows (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                     2003         2002
                                              ------------------  -----
Basic:
  Weighted-average common shares outstanding               5,394  5,394
                                              ==================  =====

Diluted:
  Weighted-average common shares outstanding               5,394  5,394
                                              ==================  =====



The Company has 428,750 stock options outstanding as of March 31, 2003. Common stock equivalents are anti-dilutive. Therefore, fully diluted loss per share is the same as basic loss per share.

6.     UNITED  STATES  ACCOUNTING  PRINCIPLES
These unaudited consolidated financial statements have been prepared in accordance with CDN GAAP. There are no differences between CDN GAAP and U.S. GAAP for both the net loss and the net loss per share. The differences between CDN GAAP and U.S. GAAP for stockholders' (deficit) are as follows (in thousands):

                                         March 31, 2003   December 31, 2002
                                       ----------------   -----------------
Stockholders (deficit) in accordance with
Canadian GAAP. . . . . . . . . . . .        $  (94,507)     $  (90,752)

Deduct effects of difference in accounting for:
  Receivable from sale of capital stock         (1,258)         (1,258)
  Unrealized (loss) on investments              (3,443)         (2,366)
                                              ----------       ----------

Stockholders' (deficit) in accordance with
 U.S. GAAP                                  $  (99,208)     $  (94,376)
                                              ==========      =========

U.S. GAAP requires the presentation of a statement of comprehensive income (loss).
CDN GAAP does not require a similar disclosure. The Company's comprehensive (loss)
Is as follows (in thousands):
                                       Three Months       Twelve Months
                                           Ended.          Ended .
                                      March 31, 2003 .  December 31, 2002
                                      --------------    ----------------
Net (Loss) per Statement of Operations  $  (3,599)        $  (29,745)
Purchase of Preferred Securities              --              28,399
Change in cumulative translation adjustment  (156)              (260)
Unrealized (loss) on investments           (3,443)            (2,366)
                                          --------           --------
Comprehensive (Loss)                    $  (7,198)        $   (3,972)
                                        ==========          =========


7.     STOCK-BASED  COMPENSATION
The Company accounts for stock-based employee compensation using the intrinsic value method under APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations as permitted under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). Accordingly no compensation expense is recognized if the market price of the underlying stock does not exceed the exercise price at the date of grant.

If the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation and non-employee director compensation, the effect on net loss and net loss per share attributable to common stockholders would not be materially affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward  Looking  Statements
All statements, trend analyses, and other information herein contained relative to markets for the Company's products and/or the Company's operations or financial results constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such "anticipate," "could," "feel(s)," "believes," "plan," "estimate," "expect," "should," "intend," "will," and other similar expressions . In addition, any statements concerning future financial performance, ongoing business strategies or prospects and possible future Company actions which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include, but are not limited to, the effect on customers, agents, employees and others due to SIG's and its subsidiaries' receipt of going concern opinions from their accountants; general economic conditions, including prevailing interest rate levels and stock market performance; factors affecting the Company's nonstandard automobile operations such as rate increase approval, policy renewals, new business written, and premium volume; and the factors described in this section and elsewhere in this report. These forward-looking statements are not guaranties of future performance and the Company has no specific intention to update these statements.

Overview  of  Business
Goran Capital Inc. ("Goran" or the "Company") is a Canadian federally incorporated holding company principally engaged in the business of underwriting property and casualty insurance through its nonstandard automobile insurance subsidiaries Pafco General Insurance Company ("Pafco") and Superior Insurance Company ("Superior"), which maintain their headquarters in Indianapolis, Indiana. Goran owns approximately 73.8% of a U.S. holding company, Symons International Group, Inc. ("SIG"). SIG owns IGF Holdings, Inc. ("IGFH") and Superior Insurance Group Management, Inc. ("Superior Management") which are the holding companies for the insurance subsidiaries. Superior Management owns Superior Insurance Group, Inc. ("Superior Group") which is the management company for the insurance subsidiaries. SIG's revenue represents approximately 90% of Goran's consolidated revenues. Goran's other subsidiaries are Granite Reinsurance Company Ltd. ("Granite Re"), Granite Insurance Company ("Granite"), and Symons International Group (Florida) Inc. ("SIGF").

Granite Re is a specialized reinsurance company that underwrites niche products such as nonstandard automobile, crop, property casualty reinsurance and offers (on a non-risk bearing, fee basis), rent-a-captive facilities for Bermudian, Canadian and U.S. reinsurance companies. Through a rent-a-captive program, Granite Re offers the use of its capital and its underwriting facilities to write specific programs on behalf of its clients, including certain programs ceded from IGF and Pafco. Granite Re alleviates the need for a client to establish its own insurance company and also offers this facility in an offshore environment.

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

Significant  Losses  Have  Been  Reported  and  are  Likely  to  Continue
The net loss from continuing operations for the three months ended March 31, 2003 was $(3,599,000). The net loss from continuing operations for the three months ended March 31, 2002 was $(5,967,000). The Company reported losses from continuing operations of $(29,745,000), $(31,937,000) and $(63,224,000) for
2002, 2001 and 2000, respectively. Losses from continuing operations increased in 2002 from 2001 due to significant adverse development on new business generated in the first quarter of 2002, primarily due to increased frequency of losses. The Company's losses continued for the period ending March 31,2003; however, the Company continues to work towards operational improvements. The financial condition of the company's U.S. insurance subsidiaries continues to be of concern to the insurance regulators and has resulted in heightened regulatory oversight. Although the Company has taken a number of actions to address factors contributing to these past losses, there can be no assurance that operating losses will not continue.

Recent and Further Regulatory Actions May Affect the Company's Future Operations The Company's U.S. insurance company subsidiaries, their business operations, and their transactions with affiliates, including the Company, are subject to extensive regulation and oversight by the IDOI, the FDOI and the insurance regulators of other states in which the insurance company subsidiaries write business. Moreover, the U.S. insurance company subsidiaries' losses, adverse trends and uncertainties discussed in this report have been and continue to be matters of concern to the domiciliary and other insurance regulators of the Company's U.S. insurance company subsidiaries and have resulted in enhanced scrutiny and regulatory action by several regulators. (See Note 3, "Regulatory Actions," in the condensed notes to the consolidated financial statements above). The primary purpose of insurance regulation is the protection of policyholders rather than shareholders. Failure to resolve issues with the IDOI and the FDOI, and with other regulators, in a manner satisfactory to the Company could impair the Company's ability to execute its business strategy or result in future regulatory actions or proceedings that could otherwise materially and adversely affect the Company's operations.

The  Company  is  Subject  to  a  Number  of  Pending  Legal  Proceedings
As discussed elsewhere in this report, the Company and/or its subsidiaries are involved in a number of pending civil legal proceedings (see Part II, Item 1. "Legal Proceedings"). Although the Company believes that many of the allegations of wrongdoing are without merit and intends to vigorously defend the claims brought against it, there can be no assurance that such proceedings will not have a material adverse effect on the Company's financial position or results of operations. Furthermore, the existence of these lawsuits diverts the time and attention of management, and they are costly to defend, whether or not the Company is ultimately successful.

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

Review  Of  Consolidated  Operations

Net  Loss
The net loss for the three months ended March 31, 2003 was $(3,599,000) or $(0.67) per share (basic and diluted). The net loss for the three months ended March 31, 2002 was $(5,967,000) or $(1.11) per share (basic and diluted). The decreased loss is due primarily to reduced loss and loss adjustment expenses
(LAE). There was no loss on discontinued operations for the three months ended March 31, 2003 and 2002, respectively.

Gross  Premiums  Written
Gross premiums written decreased 38.0% for the first quarter of 2003 compared to the first quarter of 2002. The primary reasons for this decline in volume are the withdrawal from certain competitive markets and other underwriting initiatives intended to increase profitability.

Net  Premiums  Written
Net premiums written represent the portion of premiums that are being retained by the Company after consideration for risk sharing through reinsurance contracts. As a result of losses in the Company's U.S. insurance subsidiaries, the growth in retained deficit and to manage overall risk retention, SIG entered into a reinsurance agreement to cede a portion of its gross written premiums to National Union Fire Insurance Company of Pittsburgh, PA, an unrelated third party. For the three months ended March 31, 2003, SIG ceded approximately 75% of its gross written premiums.

Net  Premiums  Earned
Net premiums earned decreased 52.7% for the three months ended March 31, 2003, as compared to the same period in 2002. Premiums are earned ratably over the term of the underlying insurance contracts and the reduction in net premiums earned is a result of the decrease in written premiums and policies in force.

Fee  Income
Fee income is derived from installment billings and other services provided to policyholders. Fee income decreased 4.5% for the three months ended March 31, 2003, as compared to the same period in 2002 .

Net  Investment  Income
Net investment income for the three months ended March 31, 2003 was 74.8% lower than for the three months ended March 31, 2002. This decrease reflects the decline in invested assets during a period of declining premiums and the liquidation of investments during 2002 to pay prior year losses settled in 2002.

Net  Realized  Capital  Gain  (Loss)
Net realized capital gain for the three months ended March 31, 2003 was $245,000. Net realized capital (loss) for the three months ended March 31, 2002 was $(722,000). The net capital gain for the three months ended March 31, 2003 resulted from a shift in management investing approach toward a secure and less risky bond market. Also in the first quarter of 2003, the fixed maturities investment portfolio generated net capital gain attributable to the fixed maturities' positive yields as opposed to the highly volatile stock market. The net capital loss for the three months ended March 31, 2002 resulted primarily from the liquidation of longer duration fixed income securities in order to rebalance the investment positions in the portfolio. These transactions resulted in higher cash proceeds that were reinvested in shorter duration investment instruments. The net capital loss was also caused by the continued liquidation of investments to fund operations and claim payments under unfavorable market conditions.

Losses  and  LAE
SIG's loss and LAE ratio for the three months ended March 31, 2003 was 90.1% of net premiums earned. SIG's loss and LAE ratio for the three months ended March 31, 2002 was 107.7% of net premiums earned. SIG's loss and LAE ratio for the twelve months ended December 31, 2002 was 127.9% of net premiums earned.

Policy  Acquisition  and  General  and  Administrative  Expense
Policy acquisition and general and administrative expenses for the three months ended March 31, 2003 were $5,803,000. Policy acquisition and general and administrative expenses for the three months ended March 31, 2002 were $7,293,000. This decrease reflects the decline in gross written premiums, an increase in ceding commissions associated with the quota share reinsurance contract, and overall operating expense reduction initiatives.

Provision  (Benefit)  for  Income  Taxes
At March 31, 2003 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three months ended March 31, 2003. At March 31, 2002 the Company's net deferred tax assets were fully offset by a 100% valuation allowance that resulted in no tax benefit for the three months ended March 31, 2002.

Review  Of  Consolidated  Financial  Condition

Cash  and  Investments
Total cash and investments at March 31, 2003 and December 31, 2002 were $50,780,000 and $60,610,000, respectively. The decrease resulted from continued liquidations to fund claim payments and operating expenses, as well as the portfolio rebalancing discussed in PART I, Item 2, "Net Realized Capital Gain
(Loss)"  above.

Reinsurance  Receivables  and  Payables
SIG negotiated a third-party quota share reinsurance agreement that became effective January 1, 2001. Under the quota share agreement, SIG may cede a portion of its non-standard automobile insurance premiums and related losses based on a variable percentage of up to 75% of Superior's and up to 75% of Pafco's earned premiums. SIG's ceding percentage for the first quarter of 2003 totaled 75% for Superior and 60% for Pafco. The decrease in the amount of premiums and losses ceded under this contract directly affect reinsurance balances due and payable on the face of the financial statements.

Receivables
Net receivables increased by $585,000, or 2.1%, from December 31, 2002. This increase is primarily attributable to an increase in billable premiums due to higher written premiums in the first quarter of 2003 versus the fourth quarter of 2002. The allowance for doubtful accounts increased by $433,000 from December 31, 2002.

Loss  and  LAE  Reserves
Total loss and LAE reserves decreased from $72,809,000 as of December 31, 2002 to $69,339,000 as of March 31, 2003. This decrease is consistent with the Company's declining volume of business.

Unearned  Premiums
Unearned premiums increased from $35,797,000 as of December 31, 2002 to $39,298,000 as of March 31, 2003. This increase is consistent with the increase in receivables discussed above.

Deferred  Income
In connection with the sale of the crop insurance book of business to Acceptance on June 6, 2002, the Company and SIG each received a payment of $4.5 million for agreeing not to engage in the crop insurance business for three years from the sale date. The payment is being amortized to income on a straight-line basis over the three-year period.

Stockholders'  (Deficit)
Stockholders' (deficit) was $(94,507,000) as of March 31, 2003. Stockholders' (deficit) was $(90,752,000) as of December 31, 2002. The increased deficit was primarily the result of the net loss of $(4,138,000) for the three months ended March 31, 2003.

Liquidity  And  Capital  Resources
The primary source of funds for Goran is through dividend and loans from Granite Re.

The primary sources of funds for SIG are fees from policyholders and management fees from its subsidiaries.

Superior Insurance Group, Inc. ("Superior Group") collects billing fees charged to Pafco policyholders who elect to make their premium payments in installments, and managing general agent ("MGA") fees charged to Superior policyholders. Superior Group also receives management fees under its management agreement with its insurance subsidiaries. When the Florida Department of Insurance ("FDOI") approved the acquisition of Superior by Superior Group, it prohibited Superior from paying any dividends (whether extraordinary or not) for four years from the date of acquisition (May 1, 1996) without the prior written approval of the FDOI, which restriction expired in April 2000. As a result of regulatory actions taken by the Indiana Department of Insurance ("IDOI") with respect to Pafco and IGF, those subsidiaries may not pay dividends without prior approval by the IDOI. Pafco cannot pay extraordinary dividends, within the meaning of the Indiana Insurance Code, without the prior approval of the Indiana Insurance Commissioner. The management fees charged to Pafco, Superior and IGF are subject to review by the IDOI and FDOI.

The nonstandard automobile insurance subsidiaries' primary source of funds is premiums, investment income and proceeds from the maturity or sale of invested assets. Such funds are used principally for the payment of claims, payment of claims settlement costs, operating expenses (primarily management fees), commissions to independent agents, premium taxes, dividends and the purchase of investments. There is variability in cash outflows because of uncertainties regarding settlement dates for liabilities for unpaid losses. Accordingly, the Company maintains investment programs intended to provide adequate funds to pay claims. Due to reduced premium volume during 2002 and 2001, SIG liquidated investments to pay claims. SIG historically has tried to maintain duration averages of 3.5 years. However, the reduction in new funds due to lower premium volume caused SIG to shorten the duration of its investments. SIG may incur additional costs in selling longer term bonds to pay claims, as claim payments tend to lag premium receipts. Due to the decline in premium volume, SIG experienced a reduction in its investment portfolio, but to date has not experienced any problems meeting its obligations for claims payments.

On August 12, 1997, SIG issued through a wholly owned trust subsidiary $135 million aggregate principal amount in trust originated preferred securities (the "Preferred Securities"). The Preferred Securities have a term of 30 years with semi-annual interest payments of $6.4 million that commenced February 15, 1998. SIG may redeem the Preferred Securities in whole or in part 10 years after the issue date.

SIG elected to defer the semi-annual interest payments due in February and August 2000, 2001 and 2002 and February 2003. SIG expects to continue this practice through 2003 and 2004. The unpaid interest installment amounts accrue interest at 9.5%.

SIG may continue to defer the semi-annual interest payments for up to an aggregate of five years as permitted by the indenture for the Preferred Securities. All of the deferred interest (approximately $84 million, if all payments due in 2003 and 2004 are deferred) will become due and payable in February 2005 along with the semi-annual interest due at that time. SIG relies on the payment of finance and service fees by its subsidiaries to fund its operations, including its payment of interest on the Preferred Securities. Certain state regulators, including the FDOI, have issued orders prohibiting SIG's subsidiaries from paying such fees to SIG. In the event such orders continue, SIG may not have sufficient revenue to fund its operations or to pay the deferred interest on the Preferred Securities. Such failure to pay could result in default under the indenture and acceleration of the payment of the Preferred Securities.

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

These restrictions currently apply, as SIG's consolidated coverage ratio was (0.42) at March 31, 2003, and will continue to apply until SIG's consolidated coverage ratio complies with the terms of the trust indenture. SIG complied with these additional restrictions as of December 31, 2001 and 2002 and was in compliance as of June 30, 2003.

Net cash used by the Company's operating activities during the three months ended March 31, 2003 was $(10,019,000). Net cash used by the Company's operating activities during the three months ended March 31, 2002 was $(12,911,000). Net cash used by the Company's operating activities in 2002 and 2001was $(68,801,000) and $(23,490,000), respectively.

As reported in the Company's December 31, 2002 Form 10-K, during 2002 SIG took a number of actions to improve its financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Information related to Qualitative and Quantitative Disclosures about Market Risk was included under Part II, Item 7A " Quantitative And Qualitative Disclosures About Market Risk" in the Company's December 31, 2002 Form 10-K. No material changes have occurred in market risk since this information was disclosed in the Company's December 31, 2002 Form 10-K.

ITEM  4.  CONTROLS  AND  PROCEDURES
Evaluation  Of  Disclosure  Controls  And  Procedures
The Company and SIG maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company and SIG carried out evaluations, under the supervision and with the participation of the Company's and SIG's management, including the Company's CEO, the Company's CFO and SIG's CFO, of the effectiveness of the design and operation of the Company's and SIG's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's CEO, the Company's CFO and SIG's CFO concluded that the Company's and SIG's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and SIG (including their consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Changes  In  Internal  Controls
There have been no significant changes in the Company's or SIG's internal controls, or in other factors that could significantly affect internal controls, subsequent to the date of the evaluation described above (Part I, Item 4 - "Evaluation Of Disclosure Controls And Procedures"). No corrective actions were required with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
Superior is a defendant in a case filed June 16, 2003 in the Superior Court of Muscogee County, Georgia entitled Kenneth P. Chung v. Superior Insurance Company. The case purports to be brought on behalf of former and current insureds of Superior who presented first party physical damage coverage claims during the six year period preceding June 16, 2003. The plaintiff seeks recovery of alleged diminution in vehicle value from physical damage . Superior believes that the allegations of wrongdoing as alleged in the complaint were without merit and intends to vigorously defend the claims brought against it.

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

Approximately $29 million was paid through December 31, 2002 in settlement of legal proceedings and policyholder claims related to the AgPI Program. All AgPI policyholder claims were settled during 2000. However, on January 12, 2001 a case was filed in the Superior Court of California, County of Fresno, entitled S&W Seed Company, Dudley Silveira, Ric Blanchard and Darrell Silveira v. Mutual Service Casualty Insurance Company, IGF Insurance Company, and Dibuduo & Defendis Insurance Agency, Inc.; Case No. OICE CG 00137. The case was brought by four AgPI policyholders who had previously settled their AgPI claims pursuant to binding settlement agreements who now seek additional compensation by asserting through litigation that IGF and the third party carrier paid less than the policy limits they were promised when they purchased the policy and that each settling policyholder was forced to accept the lesser amount due to their economic duress - a legal theory recognized in California if certain elements can be established. The plaintiff's amended their complaint four times during 2002. A demurrer to the fourth amended complaint was filed by MSI and a motion to strike was filed by IGF, which were denied. IGF filed a motion for summary judgment to dismiss the claims in the plaintiff's fourth amended complaint on the basis that releases previously executed by the plaintiffs are binding, which was granted. The cross claims between the selling brokers and MSI and IGF remain pending. The trial is scheduled to begin in August 2003.

The Company is a defendant in a case filed on February 23, 2000, in the United States District Court for the Southern District of Indiana entitled Robert Winn, et al. v. Symons International Group, Inc., et al., Cause No. IP 00-0310-C-B/S. Other parties named as defendants are SIG, three individuals who were or are officers or directors of the Company or of SIG, PricewaterhouseCoopers LLP and Schwartz Levitsky Feldman, LLP. The case purports to be brought on behalf of a class consisting of purchasers of the Company's stock or SIG's stock during the period February 27, 1998, through and including November 18, 1999. Plaintiffs allege, among other things, that defendants misrepresented the reliability of the Company's reported financial statements, data processing and financial reporting systems, internal controls and loss reserves in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act") and SEC Rule 10b-5 promulgated thereunder. The individual defendants are also alleged to be liable as "controlling persons" under Sec.20 (a) of the 1934 Act. As previously reported in the Company's December 31, 2002 Form 10-K, the Company, SIG and the individual defendants entered into an agreement with the plaintiffs for settlement. The settlement is subject to certain terms and conditions and court approval.

SIG and two of its subsidiaries, IGFH and IGF, were parties to a "Strategic Alliance Agreement" dated February 28, 1998 (the "SAA") with Continental Casualty Company ("CNA"), pursuant to which IGF acquired certain crop insurance operations of CNA. The obligations of the Company, IGFH, IGF and CNA under the SAA are the subject of an action filed on June 4, 2001 and pending in United States District Court for the Southern District of Indiana, Indianapolis Division. Claims have also been asserted in the action against Goran, Granite Re, Pafco, Superior and certain members of the Symons family. Discovery is proceeding. Although SIG continues to believe that it has claims against CNA and defenses to CNA's claims which may offset or reduce amounts owing by SIG or its affiliates to CNA, there can be no assurance that the ultimate resolution of the claims asserted by CNA against SIG and its affiliates will not have a material adverse effect upon the Company's and its affiliates' financial condition or results of operations.

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

IGF is a defendant in a case filed on December 31, 2002 in the Circuit Court of Greene County, Missouri entitled Kevin L. Stevens v. Wilkerson Insurers, et al., Case No. 102CC5135. Other parties named as defendants are Goran, Goran's subsidiaries, Symons International Group (Florida), Inc. and Granite Re, Superior Group Management, Superior, Superior American, Superior Guaranty, Pafco and three individuals who were or are officers or directors of the Company. Goran, Granite Re, Symons International Group (Florida), Inc, Superior Group Management, Superior, Superior American, Superior Guaranty and certain individual defendants have filed motions to dismiss for lack of personal jurisdiction which are pending. The case purports to be brought on behalf of an IGF insured seeking to recover alleged damages based on allegations of bad faith, negligent claims handling and breach of fiduciary duties with respect to a claim which arose from an accident caused by the IGF insured. IGF believes that the allegations of wrongdoing as alleged in the complaint are without merit and intends to vigorously defend the claims brought against it.

See Note 3, "Regulatory Actions," and Note 4, "Commitments and Contingencies," to the Company's consolidated financial statements in Part I, Item 1 of this report, incorporated herein by reference for additional legal matters.

The Company's insurance subsidiaries are parties to other litigation arising in the ordinary course of business which the Company does not believe will have a material adverse effect upon the Company's and its affiliates financial conditions or results. The Company, through its claims reserves, reserves for both the amount of estimated damages attributable to these lawsuits and the estimated costs of litigation.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
          None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
          None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          None

ITEM  5.  OTHER  INFORMATION
          None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
          (a) Exhibits required by Item 601 of Regulation S-K The Exhibits set forth on the Index to Exhibits are incorporated herein by reference.

          (b)  Reports  on  Form  8-K
               None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 16, 2003.





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


Dated:  July  16,  2003                            By:  /s/  Douglas  H.  Symons
        ---------------                                 ------------------------
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


Dated:  July  16,  2003                         By:  /s/  John  G.  Pendl
        ---------------                              --------------------
                                                     John  G.  Pendl
                                                     Chief  Financial  Officer